Form 10-Q
period 1995-06-30
BASS REAL ESTATE FUND 84
filed 1995-08-11
CIK 750303

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED....................................JUNE 30, 1995

                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM................TO............................
COMMISSION FILE NUMBER   0-16792


                     BASS REAL ESTATE FUND-84
        (EXACT NAME OF PARTNERSHIP AS SPECIFIED IN ITS CHARTER)


          NORTH CAROLINA                              56-1419569
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


     4000 PARK ROAD     CHARLOTTE, NORTH CAROLINA              28209
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)          (ZIP CODE)


PARTNERSHIP'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (704) 523-9407
                               ____________
    INDICATE BY CHECK MARK WHETHER THE PARTNERSHIP (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE PARTNERSHIP WAS REQUIRED TO FILE SUCH REPORTS), AND [2] HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


      YES     X                                       NO
               _______                                      ________

BASS REAL ESTATE FUND-84



                               INDEX


                                                          PAGE
                                                         NUMBER
PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED BALANCE SHEET
                 AS OF JUNE 30, 1995
                 (UNAUDITED)                               3

              CONDENSED STATEMENT OF INCOME
                 THREE MONTHS AND SIX
                   MONTHS ENDED
                 JUNE 30, 1995 AND 1994
                 (UNAUDITED)                               4

              STATEMENT OF PARTNERS' DEFICIT               5
                 (UNAUDITED)

              CONDENSED STATEMENT OF CASH
                FLOWS
                 SIX MONTHS ENDED JUNE
                   30, 1995 AND 1994
                 (UNAUDITED)                               6

              NOTES TO CONDENSED FINANCIAL
                 STATEMENTS (UNAUDITED)                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND
                   RESULTS OF
                 OPERATIONS                               10


PART II.  OTHER INFORMATION                               12

SIGNATURES                                                14

BASS REAL ESTATE FUND-84


            CONDENSED BALANCE SHEET

                                                JUNE 30,     DECEMBER 31,
                                                    1995             1994
                     ASSETS                   (UNAUDITED)

RENTAL PROPERTIES, AT COST:
  LAND                                       $   550,298     $    550,298
  BUILDINGS                                    6,409,807        6,377,464
  FURNISHINGS AND FIXTURES                       805,973          788,552
  ACCUMULATED DEPRECIATION                    (2,871,278)      (2,794,236)
                                               4,894,800        4,922,078

CASH AND CASH INVESTMENTS                         58,655          115,809
RESTRICTED ESCROW DEPOSITS & FUNDED RESERVES     169,577          104,697
DEFERRED COSTS AND OTHER ASSETS, NET              22,540           18,666
     TOTAL ASSETS                            $ 5,145,572     $  5,161,250


        LIABILITIES AND PARTNERS' DEFICIT


MORTGAGE LOANS PAYABLE:
  PAYABLE TO BANK                            $ 2,495,207     $  2,510,726
  PAYABLE TO AFFILIATE                         2,856,278        2,856,278

NOTES PAYABLE TO AFFILIATES                      114,929          114,929

ACCRUED LIABILITIES:
  INTEREST PAYABLE TO AFFILIATE                  198,840          215,549
  OTHER                                           64,239           34,724

SECURITY DEPOSITS                                 49,021           43,116
     TOTAL LIABILITIES                         5,778,514        5,775,322

PARTNERS' DEFICIT:
  LIMITED PARTNERS' INTEREST                           0                0
  GENERAL PARTNERS' INTEREST                    (632,942)        (614,072)
     TOTAL PARTNERS' DEFICIT                    (632,942)        (614,072)
     TOTAL LIABILITIES AND PARTNERS' DEFICIT $ 5,145,572     $  5,161,250


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

BASS REAL ESTATE FUND-84


       CONDENSED STATEMENT OF INCOME
                 (UNAUDITED)


                                                  THREE MONTHS     SIX MONTHS     THREE MONTHS     SIX MONTHS
                                                         ENDED          ENDED            ENDED          ENDED
                                                      JUNE 30,       JUNE 30,         JUNE 30,       JUNE 30,
                                                          1995           1995             1994           1994
REVENUE:
  RENTAL INCOME                                   $    319,654     $  649,377     $    300,626     $  601,637
  INTEREST INCOME                                        1,081          1,560              464            894
  OTHER OPERATING INCOME                                 7,804         19,279           14,664         25,143
                                                       328,539        670,216          315,754        627,674

OPERATING EXPENSES:
  FEES AND EXPENSES TO AFFILIATES                       51,002        110,011           41,499         95,698
  PROPERTY TAXES AND INSURANCE                          24,843         49,685           21,245         48,897
  UTILITIES                                             22,202         41,212           18,645         35,803
  REPAIRS AND MAINTENANCE                               30,029         53,513           27,830         51,981
  ADVERTISING                                           11,380         20,335           12,197         23,108
  DEPRECIATION AND AMORTIZATION                          4,628         77,138           72,390        144,900
  OTHER                                                  2,211          6,581            4,116          7,602
                                                       146,295        358,475          197,922        407,989

INTEREST EXPENSE:
  PAYABLE TO BANK                                       46,884         93,912           47,448         95,030
  PAYABLE TO AFFILIATE                                  66,050        118,907           67,412        113,861

NONOPERATING EXPENSE                                    22,503         42,792           21,707         41,270
    TOTAL EXPENSES                                     281,732        614,086          334,489        658,150
NET INCOME (LOSS)                                 $     46,807     $   56,130         ($18,735)      ($30,476)
NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS   $        468     $      561         ($18,735)      ($30,476)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS        $46,339        $55,569        $       0      $       0

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT,
    BASED ON NUMBER OF UNITS OUTSTANDING (8,530)  $       5.43      $    6.51        $       0      $       0



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

BASS REAL ESTATE FUND-84


   STATEMENT OF PARTNERS' DEFICIT
                (UNAUDITED)

                                                       LIMITED        GENERAL
                                                      PARTNERS       PARTNERS          TOTAL

BALANCE, JANUARY 1, 1995                              $      0      ($614,072)     ($614,072)
DISTRIBUTION TO PARTNERS                               (74,250)          (750)       (75,000)
REALLOCATION OF PARTNERS' DEFICIT DUE TO DISTRIBUTION   18,681        (18,681)             0
NET INCOME                                              55,569            561         56,130
BALANCE, JUNE 30, 1995                                $      0      ($632,942)     ($632,942)





                                                       LIMITED        GENERAL
                                                      PARTNERS       PARTNERS          TOTAL

BALANCE, JANUARY 1, 1994                              $      0      ($468,543)     ($468,543)
NET LOSS                                                     0        (30,476)       (30,476)
BALANCE, JUNE 30, 1994                                $      0      ($499,019)     ($499,019)


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.



BASS REAL ESTATE FUND-84


  CONDENSED STATEMENT OF CASH FLOWS
                   (UNAUDITED)


                                                     SIX MONTHS     SIX MONTHS
                                                          ENDED          ENDED
                                                       JUNE 30,       JUNE 30,
                                                           1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                 $   56,130       ($30,476)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES-
     DEPRECIATION AND AMORTIZATION                       77,138        144,900
     CHANGE IN ASSETS AND LIABILITIES:
       INCREASE (DECREASE) IN ACCRUED LIABILITIES        12,806        (16,130)
       INCREASE IN ESCROWS AND OTHER ASSETS, NET        (62,945)       (57,655)

          NET CASH PROVIDED BY OPERATING
            ACTIVITIES                                   83,129         40,639

CASH FLOWS FROM INVESTING ACTIVITIES:
    ADDITIONS TO RENTAL PROPERTIES                      (49,764)       (59,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
    DISTRIBUTION TO PARTNERS                            (75,000)             0
    PAYMENTS ON MORTGAGE LOAN PAYABLE TO BANK           (15,519)       (14,401)

          NET CASH USED IN FINANCING ACTIVITIES         (90,519)       (14,401)

NET DECREASE IN CASH AND CASH INVESTMENTS               (57,154)       (33,008)
CASH AND CASH INVESTMENTS, BEGINNING OF YEAR            115,809         81,455
CASH AND CASH INVESTMENTS, JUNE 30                   $   58,655     $   48,447


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

BASS REAL ESTATE FUND-84

           NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (Unaudited)


1.  ORGANIZATION

       Bass Real Estate Fund-84 (the Partnership) was organized on June 1, 1984, to engage in the acquisition, development, operation, holding and disposition of income-producing residential and commercial properties. Limited partnership interests were sold at $500 per unit (8,530 units) for a total of $4,265,000.

      Under the terms of the partnership agreement, net income (loss) and cash distributions from operations are to be allocated 99% to the limited partners and 1% to the general partners. In the event of a sale or liquidation of the partnership properties, the partnership agreement provides for special allocations of resultant gains or losses. Due to recurring financial statement losses, the limited partners' interest is zero at March 31, 1995, and future losses will be allocated 100% to the general partners. In addition, limited partners' deficits resulting from the allocation of cash distributions have been reallocated to the general partners in order to return the limited partners' interest to zero.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Partnership records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

       In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of June 30, 1995, results of operations for the three months and six months ended June 30, 1995 and 1994, and cash flow for the six months ended June 30, 1995 and 1994.

3.  RENTAL PROPERTIES

      The rental properties consist of two residential apartment complexes: The Chase on Commonwealth (The Chase) and Willow Glen Apartments (formerly Sunset Apartments). Both complexes are managed by Marion Bass Properties, Inc.

      The Chase, constructed by Marion Bass Construction Company for the Partnership, contains 54 one-bedroom and 78 two-bedroom units. The land upon which the complex is constructed was purchased for the Partnership by Marion F. Bass and was sold to the Partnership at his acquisition cost.

       Willow   Glen   Apartments  (an   existing   120-unit
residential   apartment  complex)  was  purchased   by   the
Partnership in April 1986.

4.  MORTGAGE LOAN PAYABLE TO AFFILIATE

      The mortgage loan payable to affiliate was obtained in 1987 from Bass Mortgage Income Fund I, Limited Partnership (the Fund). This mortgage loan was evidenced by a nonrecourse promissory note maturing in 2002 with original terms requiring payments of interest only at 11.75% prior to maturity. Under the mortgage loan, all rental property associated with The Chase is pledged as collateral. In January 1994, certain terms of this mortgage loan were modified in a troubled-debt restructuring approved by the Partnership, the Fund and the managing general partner. The restructured mortgage loan agreement includes the following provisions:

(Bullet)  The  interest rate has been reduced from 11.75% to  9.5% for
          the   period  from  September  1,  1991,  through September
          30, 1992. Beginning October 1, 1992, through maturity, the interest rate is 7%

BASS REAL ESTATE FUND-84

          (the Stated Interest Rate) per year. In addition to the Stated Interest Rate, the Partnership is required to pay additional interest on a quarterly basis to the extent of net cash flow from operations, as defined, with total quarterly interest payments not to exceed 9.5% per year.

(Bullet) The Partnership has executed a nonrecourse promissory note in the amount of $113,061 representing certain interest
          deferred  during  1991   and   1992.    This promissory note
          bears simple interest at 9.5% per year and is secured by a deed of trust on the property collateralizing the mortgage loans. The principal and interest on this promissory note
          are due and payable on the   maturity  of  the  mortgage
          loan,  except   that prepayments in full are permitted at the
          same time  the mortgage loan is paid.

(Bullet)  A  tax  escrow and replacement reserve will continue  to be
          funded  as  required  by  the  restructured   loan agreement.
          These reserves have been pledged by the Partnership as additional collateral for the loans.

(Bullet) Finally, as part of the restructuring, the Managing General Partner agreed to convert certain management fees payable in the amount of $1,868 to a nonrecourse, subordinated promissory note from the Partnership to Marion Bass Properties, Inc. The note bears interest at the applicable federal rates as provided by the Internal Revenue Service.

(Bullet) The contractual commitment of the General Partner of the Partnership to loan amounts equal to certain fees payable by
          the  Partnership  to  affiliates  of   the Managing General
          Partner has been terminated.

       The troubled-debt restructuring is being accounted for under the  provisions of Statement of Financial  Accounting Standards  No.  15
"Accounting by Debtors and Creditors  for Troubled   Debt
Restructurings"  (the   Statement).    The Statement  requires  that the
Partnership account for the effects of the restructuring prospectively from the time of the restructuring. Thus, interest expense has been computed by applying a constant effective interest
rate  to  the carrying   amount   of   the  loan  and   accrued
interest outstanding. This effective rate is the discount rate that equates the present value of all future noncontingent cash payments with the carrying amount of the restructured liabilities outstanding at the date of the restructuring.

      In July 1995, the Fund had accepted the Partnership's proposal for a negotiated prepayment of the mortgage loan and promissory notes payable to the Fund. There can be no assurances that the Partnership will be able to meet the terms of this prepayment agreement by November 30, 1995. The accompanying financial statements do not reflect any adjustments related to the acceptance of this proposal.

5.  MORTGAGE LOAN PAYABLE TO BANK

      The mortgage loan payable to a bank is a 7.5% insured loan payable over 40 years from June 1981. This mortgage is insured under Section 221(d)(4) of the National Housing Act, as amended, and requires monthly payments of $18,238 that include principal and interest. In addition, the mortgage also requires the Partnership to fund certain reserves for capital improvement, insurance and tax expenditures. Under the Federal Housing Administration Regulatory Agreement
entered into under the mortgage, all rental property associated with the Willow Glen complex is pledged as collateral. The agreement contains certain other reporting and operating requirements, the most significant of which restricts partnership distributions from Willow Glen operations to the amount of "surplus cash" as defined. As of December 31, 1994, "surplus cash" available for distribution amounted to $85,660. Therefore, a distribution of $75,000 ($8.70 per limited partnership unit) was made during the first quarter of 1995.

BASS REAL ESTATE FUND-84

6.  GENERAL PARTNERS AND RELATED PARTY TRANSACTIONS

     The general partners are Marion F. Bass (The Individual General Partner) and Marion Bass Real Estate Group, Inc., (The Managing General Partner). The rental properties are managed by Marion Bass Properties, Inc., which is wholly owned by Marion F. Bass.

      Under  the  terms  of the partnership  agreement,  the
General   Partners or their affiliates charged certain  fees
and  expenses during the six-month period ending   June  30,
1995 as follows:

          Management fee of 5% of
          gross revenues                   $33,100
          Reimbursed maintenance
          salaries and benefits             32,378
          Reimbursed  property manager
          salaries and benefits             44,533
                                          $110,011

      The general partners and certain of their affiliates also perform, without cost to the Partnership, day-to-day investment, management and administrative functions of the Partnership.

      The general partners are entitled to receive 1% of all items of partnership income, gain, loss, deduction, credit and net cash flow from operations. Therefore, during the first quarter of 1995 the General Partners received a cash distribution of $750 from available surplus cash that represented net cash flow from operations for the period January 1, 1994 through December 31, 1994.

BASS REAL ESTATE FUND-84

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      At June 30, 1995, partners' equity had a deficit of $632,942 and cash and cash reserves amounted to $58,655. The Partnership had accrued liabilities of $263,079 that consisted of interest payable to affiliates of $198,840, 1995 property taxes of $42,342, net fees due to an affiliate of $10,638, trade accounts payable of $10,020, and resident prepaid rent of $1,239.

     Net cash provided by operations totaled $83,129 for the six months ended June 30, 1995. This is compared to net cash provided by operating activities of $40,639 for the corresponding period in 1994. The Partnership had a non-amortizing mortgage note of $2,856,278 with a 15-year term requiring minimum interest payments of 7% not to exceed 9.5% per year. The Partnership also had a 7.5% amortizing mortgage note in the amount of $2,495,207 and made principal payments of $15,519 during the six month period ended June 30, 1995.

      The 1995 operating plan and budget projects a net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $70,000 at The Chase and $30,000 at Willow Glen. The budget assumes that the Partnership will achieve occupancy rates equivalent to 94% at The Chase and 95% at Willow Glen. For the six months ended June 30, 1995, actual combined averaged economic occupancy was 94% and actual combined net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $67,985. Rents have been increased 5% over rates charged in 1994 to offset normal increases in operating expenses. Capital expenditures of $18,473 and $73,730 are budgeted for The Chase and Willow Glen, respectively, and include selected replacement of carpeting and appliances at both properties. This also includes scheduled roof repairs and replacements of $28,000 at Willow Glen. As of June 30, 1995, actual capital expenditures and additions to rental property have totaled $24,015 for the Chase (which included non budgeted pool repairs of $6,485 and budgeted carpet, appliance and other miscellaneous replacements of $17,530) and $44,311 for Willow Glen (which included roof repairs of $25,857 and carpet, appliance and other miscellaneous replacements of $18,454). Projected cash flows from the two properties and available cash reserves, restricted and unrestricted, will be used to fund the replacements. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements and rebuild cash reserves, which at June 30, 1995, totaled $58,655. Under the HUD Regulatory Agreement with respect to Willow Glen, distributions are limited to "surplus cash" as defined and calculated at the end of a semi-annual fiscal period. During 1994 Willow Glen generated "surplus cash" of $85,660 of which $75,000 was distributed to partners in January, 1995. The difference of $10,660 was placed in the reserve account for scheduled replacements. The Partnership does not anticipate a distribution to be made to partners from 1995 results of operations. Instead, all cash produced from 1995 operations will be placed into reserves for future improvements to the two properties and loan fees associated with the refinancing of the mortgage loan for The Chase (this action is dependent upon the approval of the present mortgage loan prepayment to the Fund).

       In January, 1991, the Partnership negotiated a restructure of the mortgage loan payable to affiliate for The Chase. Under the terms of the restructured mortgage loan agreement between the Partnership and the lender (Bass Mortgage Income Fund I), the following provisions were instituted:

(Bullet) The  interest rate has been reduced from 11.75% to  9.5% for
         the   period  from  September  1,  1991,  through September 30,
         1992. Beginning October 1, 1992, through maturity, the interest rate is 7% (the Stated Interest Rate) per year.
         In addition to the Stated Interest Rate, the Partnership is required to pay additional interest on a quarterly basis to the extent of net cash flow from operations, as defined, with total quarterly interest payments not to exceed 9.5% per year.

BASS REAL ESTATE FUND-84


(Bullet) The  Partnership has executed a  nonrecourse  promissory note in  the  amount of $113,061 representing  certain interest
         deferred  during  1991   and   1992.    This promissory note
         bears interest at 9.5% per year and  is secured   by   a   deed
         of  trust  on   the   property collateralizing the mortgage
         loans.  The principal  and interest on this promissory note are
         due and payable on the   maturity  of  the  mortgage  loan,
         except   that prepayments in full are permitted at the same
         time  the mortgage loan is paid.

(Bullet) A  tax  escrow and replacement reserve will continue  to be
         funded  as  required  by  the  restructured   loan agreement.
         These reserves have been pledged by the Partnership as additional collateral for the loans.

(Bullet) Finally,  as  part  of the restructuring,  the  Managing
         General Partner agreed to convert certain management fees payable in the amount of $1,868 to a nonrecourse, subordinated promissory note from the Partnership to Marion Bass Properties, Inc. The note bears interest at the applicable federal rates as provided by the Internal Revenue Service.

(Bullet) The  contractual  commitment of the General  Partner  of the
         Partnership to loan amounts equal to certain  fees payable  by
         the  Partnership  to  affiliates  of   the Managing General
         Partner has been terminated.

      The troubled-debt restructuring is being accounted for under the provisions of Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for
Troubled   Debt   Restructurings"  (the   Statement).    The
Statement requires that the Partnership account for the effects of the restructuring prospectively from the time of the restructuring. Thus, interest expense has been computed by applying a constant effective interest rate to the carrying amount of the loan and accrued interest outstanding. This effective rate is the discount rate that equates the present value of all future noncontingent cash payments with the carrying amount of the restructured liabilities outstanding at the date of the restructuring.

            In July 1995, the Fund had accepted the Partnership's proposal for a negotiated prepayment of the mortgage loan and promissory notes payable to the Fund. There can be no assurances that the Partnership will be able to meet the terms of this prepayment agreement by November 30, 1995. The accompanying financial statements do not reflect any adjustments related to the acceptance of this proposal.

 Results of Operations

      The following discussion relates to the Partnership's operation of The Chase and Willow Glen Apartments for the three months and six months ended June 30, 1995 and 1994.

      Results of operations for the three months ended June 30, 1995 reflect a combined average economic occupancy of 95% compared to 92% for the corresponding period in 1994. A second quarter comparison of 1995 and 1994 reflects higher rental income of $19,028 during 1995 due to increased occupancy and rents being increased 5% over rates charged in 1994. Other operating income was $6,860 lower in 1995 due mainly to the receipt of a one-time commission in 1994 from the supplier of laundry equipment. Overall, total income for the second quarter ended June 30, 1995 was $12,785 higher than the corresponding period in 1994.

      Operating expenses were $146,295 for the three months ended June 30, 1995, compared to $197,922 for the corresponding period in 1994 which reflects a variance of $51,627. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were higher by $9,503. Utilities were higher by $3,557 due to increased usage of the properties' facilities and amenities. Repairs and maintenance was $2,199 higher due to turnkey costs (expenses associated with preparing rental units for occupation). Depreciation and amortization was $67,762 lower due to a prior period adjustment.

BASS REAL ESTATE FUND-84

      In applying the principles of Statement of Financial Accounting Standards No. 15, the Partnership recognized interest expense payable to affiliates of $48,198 that reflected an effective interest rate of 6.14% for the three months ended June 30, 1995. Under the original terms of the mortgage loan payable to affiliate, the Partnership would have recognized $83,903 as interest expense based on the interest rate of 11.75%. Additional interest expense of $17,852 (based on 2.5% for three months) was recognized and represents the interest in excess of the Stated Interest Rate of 7%.

       After combined interest expense of $112,934 and nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $22,503, partnership operations recognized a net income of $46,807 for the three months ended June 30, 1995. This is compared to a net loss of $18,735 for the corresponding period in 1994.

      Overall the Partnership recognized a net increase in total revenues of $42,542 and a net decrease in operating expenses of $49,514 for the six months ended June 30, 1995 compared with the corresponding period in 1994. Under the original terms of the mortgage loan payable to affiliates, the Partnership would have recognized $167,806 (actual was $118,907) as interest payable to affiliate based on the interest rate of 11.75%. After combined interest expense of $212,819 and nonoperating expenses of $42,792, Partnership operations recognized a net income of $56,130 for the six months ended June 30, 1995. This is compared to a net loss of $30,476 for the corresponding period in 1994.


                 PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes in Securities
         Response:  None

Item 3.  Defaults upon Senior Securities
         Response:  None

Item 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

      4(a)   Copy of Limited Partnership Agreement dated  as of   June
             1, 1984, filed as Exhibit 4(a) to Partnership's Registration Statement of Form S-18 (No. 2-92295A), filed with the Securities and Exchange Commission on July 19, 1984, which is incorporated by reference to such Form S-18.

      4(b) Copy of Certificate of Limited Partnership dated as of June 1, 1984, filed as Exhibit 4(b) to Partnership's Registration Statement on Form S-18 (No. 2-92295A), filed with the Securities and Exchange Commission on July 19, 1984, which is incorporated by reference to such Form S-18.

      4(c) Copy of Amendment to Agreement of Limited Partnership dated as of March 14, 1986, filed as Exhibit 4(c) to the Partnership's Form 10-K Annual report for the fiscal year

BASS REAL ESTATE FUND-84

             ended  December  31, 1985,  filed  with  the
             Securities  and  Exchange Commission,  which  is
             incorporated   herein   by reference to such Form 10-K.

     (b) Reports on Form 8-K. No reports of Form 8-K were filed during the quarter covered by this report.

BASS REAL ESTATE FUND-84

                         SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASS REAL ESTATE FUND-84

  By Marion Bass Real Estate Group, Inc. as Managing General
Partner


  By /s/ Marion F. Bass
      Marion F. Bass, President

  Date 8/7/95 hand written in


  By /s/ Robert J. Brietz
      Robert J. Brietz, Executive Vice President

  Date 8/7/95 hand written in