Form 10-Q/A
period 1995-06-30
BASS REAL ESTATE FUND 84
filed 1995-09-28
CIK 750303

AMENDMENT NO. 1
                                 TO

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

      4(c) Copy of Amendment to Agreement of Limited Partnership dated as of March 14, 1986, filed as Exhibit 4(c) to the Partnership's Form 10-K Annual report for the fiscal year


      27     Article 5 FDS for 2nd quarter 10-Q filed herewith.

                                         1


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