Form 10-Q
period 1995-09-30
BASS REAL ESTATE FUND 84
filed 1995-11-13
CIK 750303

FORM 10-Q

                                SECURITIES AND EXCHANGE COMMISSION

                                      WASHINGTON, D.C. 20549

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED...............................SEPTEMBER 30, 1995

                                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM...................TO.........................
COMMISSION FILE NUMBER   0-16792


                                     BASS REAL ESTATE FUND-84
-----------------------------------------------------------------------------
                      (EXACT NAME OF PARTNERSHIP AS SPECIFIED IN ITS CHARTER)


          NORTH CAROLINA                              56-1419569
------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


                 4000 PARK ROAD CHARLOTTE, NORTH CAROLINA 28209
------------------------------------------------------------------------------
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)


PARTNERSHIP'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (704) 523-9407

------------

     INDICATE BY CHECK MARK WHETHER THE PARTNERSHIP (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE PARTNERSHIP WAS REQUIRED TO FILE SUCH REPORTS), AND [2] HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

      YES     X                                       NO
           -------                                      --------

BASS REAL ESTATE FUND-84



                                      INDEX
                                     -------

                                                                                         PAGE
                                                                                        NUMBER
PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1995
                 (UNAUDITED)                                                              3

              CONDENSED STATEMENT OF INCOME
                 THREE MONTHS AND NINE MONTHS ENDED
                 SEPTEMBER 30, 1995 AND 1994
                 (UNAUDITED)                                                              4

              STATEMENT OF PARTNERS' DEFICIT                                              5
                 (UNAUDITED)

              CONDENSED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                 (UNAUDITED)                                                              6

              NOTES TO CONDENSED FINANCIAL
                 STATEMENTS (UNAUDITED)                                                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                               10


PART II.  OTHER INFORMATION                                                               12

SIGNATURES                                                                                14

BASS REAL ESTATE FUND-84


                      CONDENSED BALANCE SHEET

                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                           1995                1994
                                                                     ------------------  -----------------
                               ASSETS                                   (UNAUDITED)
                              -------
RENTAL PROPERTIES, AT COST:
  LAND                                                                        $550,298           $550,298
  BUILDINGS                                                                  6,409,807          6,377,464
  FURNISHINGS AND FIXTURES                                                     816,487            788,552
  ACCUMULATED DEPRECIATION                                                 (2,929,846)        (2,794,236)
                                                                     ------------------  -----------------
                                                                             4,846,746          4,922,078

CASH AND CASH INVESTMENTS                                                      114,489            115,809
RESTRICTED ESCROW DEPOSITS & FUNDED RESERVES                                   192,292            104,697
DEFERRED COSTS AND OTHER ASSETS, NET                                            25,544             18,666
                                                                     ------------------  -----------------
     TOTAL ASSETS                                                           $5,179,071         $5,161,250
                                                                     ==================  =================


                 LIABILITIES AND PARTNERS' DEFICIT
               -------------------------------------

MORTGAGE LOANS PAYABLE:
  PAYABLE TO BANK                                                           $2,487,227         $2,510,726
  PAYABLE TO AFFILIATE                                                       2,856,278          2,856,278

NOTES PAYABLE TO AFFILIATES                                                    114,929            114,929

ACCRUED LIABILITIES:
  INTEREST PAYABLE TO AFFILIATE                                                197,561            215,549
  OTHER                                                                         90,229             34,724

SECURITY DEPOSITS                                                               58,222             43,116
                                                                     ------------------  -----------------
     TOTAL LIABILITIES                                                       5,804,446          5,775,322
                                                                     ------------------  -----------------

PARTNERS' DEFICIT:
  LIMITED PARTNERS' INTEREST                                                         0                  0
  GENERAL PARTNERS' INTEREST                                                 (625,375)          (614,072)
                                                                     ------------------  -----------------
     TOTAL PARTNERS' DEFICIT                                                 (625,375)          (614,072)
                                                                     ------------------  -----------------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT                                $5,179,071         $5,161,250
                                                                     ==================  =================

                                 THE ACCOMPANYING NOTES ARE AN INTEGRAL
                                    PART OF THE FINANCIAL STATEMENTS.

BASS REAL ESTATE FUND-84


                      CONDENSED STATEMENT OF INCOME
                               (UNAUDITED)


                                                        THREE MONTHS      NINE MONTHS      THREE MONTHS     NINE MONTHS
                                                            ENDED             ENDED            ENDED            ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                             1995              1995             1994             1994
                                                       ---------------   ---------------  ---------------  ---------------
REVENUE:
  RENTAL INCOME                                               $338,513          $987,890         $304,284         $905,921
  INTEREST INCOME                                                  860             2,420              660            1,554
  OTHER OPERATING INCOME                                         7,634            26,913           13,611           38,754
                                                       ---------------   ---------------  ---------------  ---------------
                                                               347,007         1,017,223          318,555          946,229
                                                       ---------------   ---------------  ---------------  ---------------

OPERATING EXPENSES:
  FEES AND EXPENSES TO AFFILIATES                               52,980           162,991           58,284          153,982
  PROPERTY TAXES AND INSURANCE                                  24,842            74,527           24,449           73,346
  UTILITIES                                                     21,930            63,142           22,468           58,271
  REPAIRS AND MAINTENANCE                                       29,148            82,661           30,284           82,265
  ADVERTISING                                                   12,422            32,757           13,508           36,616
  DEPRECIATION AND AMORTIZATION                                 58,615           135,753           72,390          217,290
  OTHER                                                          4,814            11,395            2,778           10,380
                                                       ---------------   ---------------  ---------------  ---------------
                                                               204,751           563,226          224,161          632,150

INTEREST EXPENSE:
  PAYABLE TO BANK                                               46,735           140,647           47,310          142,340
  PAYABLE TO AFFILIATE                                          66,559           185,466           85,865          199,726

NONOPERATING EXPENSE                                            21,395            64,187           15,850           57,120
                                                       ---------------   ---------------  ---------------  ---------------
    TOTAL EXPENSES                                             339,440           953,526          373,186        1,031,336
                                                       ---------------   ---------------  ---------------  ---------------
NET INCOME (LOSS)                                               $7,567           $63,697        ($54,631)        ($85,107)
                                                       ===============   ===============  ===============  ===============

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS                    $76              $637        ($54,631)        ($85,107)
                                                       ===============   ===============  ===============  ===============

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS                 $7,491           $63,060               $0               $0
                                                       ===============   ===============  ===============  ===============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT,  BASED
  ON NUMBER OF UNITS OUTSTANDING (8,530)                         $0.88             $7.39               $0               $0
                                                        ===============   ===============  ===============  ===============




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.

BASS REAL ESTATE FUND-84


             STATEMENT OF PARTNERS' DEFICIT
                      (UNAUDITED)

                                                             LIMITED           GENERAL
                                                            PARTNERS          PARTNERS           TOTAL
                                                         ----------------  ----------------  --------------
BALANCE, JANUARY 1, 1995                                              $0        ($614,072)      ($614,072)
DISTRIBUTION TO PARTNERS                                        (74,250)             (750)        (75,000)
REALLOCATION OF PARTNERS' DEFICIT DUE TO DISTRIBUTION             11,190          (11,190)               0
NET INCOME                                                        63,060               637          63,697
                                                         ================  ================  ==============
BALANCE, SEPTEMBER 30, 1995                                           $0        ($625,375)      ($625,375)
                                                         ================  ================  ==============





                                                             LIMITED           GENERAL
                                                            PARTNERS          PARTNERS           TOTAL
                                                         ----------------  ----------------  --------------

BALANCE, JANUARY 1, 1994                                              $0        ($468,543)      ($468,543)
NET LOSS                                                               0          (85,107)        (85,107)
                                                         ----------------  ----------------  --------------
BALANCE, SEPTEMBER 30, 1994                                           $0        ($553,650)      ($553,650)
                                                         ================  ================  ==============




                                  THE ACCOMPANYING NOTES ARE AN INTEGRAL
                                     PART OF THE FINANCIAL STATEMENTS.

BASS REAL ESTATE FUND-84


              CONDENSED STATEMENT OF CASH FLOWS
                         (UNAUDITED)


                                                                  NINE MONTHS         NINE MONTHS
                                                                     ENDED               ENDED
                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                      1995                1994
                                                               -------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                      $63,697          ($85,107)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES-
     DEPRECIATION AND AMORTIZATION                                        135,753            217,290
     CHANGE IN ASSETS AND LIABILITIES:
       INCREASE IN ACCRUED LIABILITIES                                     37,517             67,798
       INCREASE IN ESCROWS AND OTHER ASSETS, NET                         (79,510)           (56,501)
                                                               -------------------  -----------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                       157,457            143,480
                                                               -------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    ADDITIONS TO RENTAL PROPERTIES                                       (60,278)           (74,099)
                                                               -------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    DISTRIBUTION TO PARTNERS                                             (75,000)                  0
    PAYMENTS ON MORTGAGE LOAN PAYABLE TO BANK                            (23,499)           (21,806)
                                                               -------------------  -----------------

          NET CASH USED IN FINANCING ACTIVITIES                          (98,499)           (21,806)
                                                               -------------------  -----------------

NET INCREASE (DECREASE) IN CASH AND
    CASH INVESTMENTS                                                      (1,320)             47,575
CASH AND CASH INVESTMENTS, BEGINNING OF YEAR                              115,809             81,455
                                                               -------------------  -----------------
CASH AND CASH INVESTMENTS, SEPTEMBER 30                                  $114,489           $129,030
                                                               ===================  =================




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

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 1995, results of operations for the three months and nine months ended September 30, 1995 and 1994, and cash flow for the nine months ended September 30, 1995 and 1994.

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

     Under the terms of the partnership agreement, the General Partners or their affiliates charged certain fees and expenses during the nine-month period ending September 30, 1995 as follows:

          Management fee of 5% of gross revenues                    $50,102
          Reimbursed maintenance salaries and benefits               48,536
          Reimbursed  property manager salaries and benefits         64,353
                                                                   $162,991

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

BASS REAL ESTATE FUND-84

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, partners' equity had a deficit of $625,375 and cash and cash reserves amounted to $114,489. The Partnership had accrued liabilities of $287,790 that consisted of interest payable to affiliates of $197,561, 1995 property taxes of $63,513, net fees due to an affiliate of $11,578 and trade accounts payable of $15,138.

     Net cash provided by operations totaled $157,457 for the nine months ended September 30, 1995. This is compared to net cash provided by operating activities of $143,480 for the corresponding period in 1994. The Partnership had a non-amortizing mortgage note of $2,856,278 with a 15-year term requiring minimum interest payments of 7% not to exceed 9.5% per year. The Partnership also had a 7.5% amortizing mortgage note in the amount of $2,487,227 and made principal payments of $23,499 during the nine month period ended September 30, 1995.

     The 1995 operating plan and budget projects a net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $70,000 at The Chase and $30,000 at Willow Glen. The budget assumes that the Partnership will achieve occupancy rates equivalent to 94% at The Chase and 95% at Willow Glen. For the nine months ended September 30, 1995, actual combined averaged economic occupancy was 96% and actual combined net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $115,673. Rents have been increased 5% over rates charged in 1994 to offset normal increases in operating expenses. Capital expenditures of $18,473 and $73,730 are budgeted for The Chase and Willow Glen, respectively, and include selected replacement of carpeting and appliances at both properties. This also includes scheduled roof repairs and replacements of $28,000 at Willow Glen. As of September 30, 1995, actual capital expenditures and additions to rental property have totaled $33,351 for the Chase (which included non budgeted pool repairs of $6,485 and budgeted carpet, appliance and other miscellaneous replacements of $26,866) and $55,905 for Willow Glen (which included roof repairs of $25,857 and carpet, appliance and other miscellaneous replacements of $30,048). Projected cash flows from the two properties and available cash reserves, restricted and unrestricted, have been used to fund the replacements. Due to the efforts of the Partnership to refinance the mortgage loan for The Chase, additional unbudgeted replacements of carpet and appliances were funded from available cash reserves. On the basis of these estimates and year-to-date results, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements and rebuild cash reserves, which at September 30, 1995, totaled $114,489. Under the HUD Regulatory Agreement with respect to Willow Glen, distributions are limited to "surplus cash" as defined and calculated at the end of a semi-annual fiscal period. During 1994 Willow Glen generated "surplus cash" of $85,660 of which $75,000 was distributed to partners in January, 1995. The difference of $10,660 was placed in the reserve account for scheduled replacements. The Partnership does not anticipate a distribution to be made to partners from 1995 results of operations. Instead, all cash produced from 1995 operations will be placed into reserves for future improvements to the two properties and loan fees associated with the refinancing of the mortgage loan for The Chase (this action is dependent upon the Partnership's ability to meet the terms of the prepayment agreement by November 30, 1995).

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

BASS REAL ESTATE FUND-84

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

 RESULTS OF OPERATIONS

     The following discussion relates to the Partnership's operation of The Chase and Willow Glen Apartments for the three months and nine months ended September 30, 1995 and 1994.

     Results of operations for the three months ended September 30, 1995 reflect a combined average economic occupancy of 95% compared to 92% for the corresponding period in 1994. A third quarter comparison of 1995 and 1994 reflects higher rental income of $34,229 during 1995 due to increased occupancy and rents being increased 5% over rates charged in 1994. Other operating income was $5,977 lower in 1995 due mainly to the receipt of a one-time commission in 1994 from the supplier of laundry equipment. Overall, total income for the third quarter ended September 30, 1995 was $28,452 higher than the corresponding period in 1994.

     Operating expenses were $204,751 for the three months ended September 30, 1995, compared to $224,161 for the corresponding period in 1994 which reflects a variance of $19,410. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were lower by $5,304. Utilities were lower by $538. Repairs and

BASS REAL ESTATE FUND-84

maintenance was $1,136 lower due to reduced turnkey costs (expenses associated with preparing rental units for occupation). Depreciation and amortization was lower by $13,775.

     In applying the principles of Statement of Financial Accounting Standards No. 15, the Partnership recognized interest expense payable to affiliates of $48,707 that reflected an effective interest rate of 6.14% for the three months ended September 30, 1995. Under the original terms of the mortgage loan payable to affiliate, the Partnership would have recognized $83,903 as interest expense based on the interest rate of 11.75%. Additional interest expense of $17,852 (based on 2.5% for three months) was recognized and represents the interest in excess of the Stated Interest Rate of 7%.

     After combined interest expense of $113,294 and nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $21,395, partnership operations recognized a net income of $7,567 for the three months ended September 30, 1995. This is compared to a net loss of $54,631 for the corresponding period in 1994.

     Overall the Partnership recognized a net increase in total revenues of $70,994 and a net decrease in operating expenses of $68,924 for the nine months ended September 30, 1995 compared with the corresponding period in 1994. Under the original terms of the mortgage loan payable to affiliates, the Partnership would have recognized $251,709 (actual was $185,466) as interest payable to affiliate based on the interest rate of 11.75%. After combined interest expense of $326,113 and nonoperating expenses of $64,187, Partnership operations recognized a net income of $63,697 for the nine months ended September 30, 1995. This is compared to a net loss of $85,107 for the corresponding period in 1994.


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

BASS REAL ESTATE FUND-84

             4(c) Copy of Amendment to Agreement of Limited Partnership dated as of March 14, 1986, filed as Exhibit 4(c) to the Partnership's Form 10-K Annual report for the fiscal year ended December 31, 1985, filed with the Securities and Exchange Commission, which is incorporated herein by reference to such Form 10-K.

         (b) Reports on Form 8-K. No reports of Form 8-K were filed during the quarter covered by this report.

BASS REAL ESTATE FUND-84

                                      SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASS REAL ESTATE FUND-84

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: November 13, 1995

    By:   Robert J. Brietz, Executive Vice President

    Date: November 13, 1995