Form 10-K
period 1995-12-31
BASS REAL ESTATE FUND 84
filed 1996-04-01
CIK 750303

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
(Mark One)
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                               OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to _____________

Commission file number  0-16792

                     BASS REAL ESTATE FUND - 84
     (Exact name of registrant as specified in its charter)

      North Carolina                     56-1419569
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

4000 Park Road, Charlotte, North Carolina       28209
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  704/523-9407

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest
                        (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X            No _____

Aggregate  market  value  of  voting  securities  held  by  nonaffiliates:   Not
    applicable as all securities are non-voting.

Documents incorporated by reference:  None

                     Page  1   of ___ sequentially numbered pages
                     Exhibit Index on Page 31

                             PART I

Item 1 - Business.

    The Registrant is a North Carolina limited partnership organized as of June 1, 1984. The general partners of the Registrant are Marion Bass Real Estate Group, Inc. (the Managing General Partner), a North Carolina corporation, and Marion F. Bass (the Individual General Partner), president and chief executive officer of the Managing General Partner (collectively, the General Partners). The Managing General Partner is wholly owned by Marion Bass Investment Group, Inc., which in turn is wholly owned by Marion F. Bass.

    The Registrant's principal investment objectives are to (1) provide capital appreciation, (2) provide cash distributions from operations which will not, in the early years of the Registrant, be subject to Federal income taxation, (3) preserve and protect the capital of the limited partners, (4) provide tax losses in excess of tax sheltered cash distributions during the initial years of the partnership which may be used to offset taxable income from other sources and
(5) build equity through the reduction of mortgage debt on the Registrant's properties.

    The Registrant commenced an offering of a minimum of 3,000 up to a maximum of 14,800 units of limited partnership interests (the Units) at $500 per Unit on September 14, 1984 pursuant to a Registration Statement filed under the Securities Act of 1933, as amended. On March 14, 1985, subscriptions for Units in excess of 3,000 Units had been received and accepted and the proceeds of the offering, after deduction for selling commissions and organization and offering expenses, aggregated $1,369,280. The proceeds of the offering were delivered from escrow and the offering was extended until the earlier of September 14, 1985 or until all 14,800 Units had been sold. On September 14, 1985 the offering terminated with aggregate net proceeds from the Offering totaling $4,265,000. After deduction for selling commissions and organization and offering expenses of $511,800, net proceeds of $3,753,200 were available for partnership operations. In addition to these proceeds, the General Partners contributed amounts totaling $43,081.

    On March 14, 1985, the Individual General Partner acquired 8 acres of unimproved land in Charlotte, North Carolina for a total purchase price of $360,400. This property was transferred to the Registrant on April 12, 1985 for $370,925, the Individual General Partner's original acquisition price plus actual out-of-pocket expenses totaling $10,525 related to the acquisition. Pursuant to an agreement with an affiliate dated July 18, 1985, the Registrant constructed a 132 unit (54 one bedroom units and 78 two bedroom units) apartment community with clubhouse, swimming pool, and laundry facilities on this property. Construction was completed and all units were ready for occupancy in July, 1986. Total cost of the project known as The Chase on Commonwealth including construction management fees of 10% of the construction cost paid to an affiliate, financing costs, construction period interest and funded pre-opening expenses was approximately $4,205,880. The project was financed by the proceeds of the offering delivered from escrow on March 14, 1985, and a construction loan of $2,856,278 from First Union National Bank. On March 16, 1987, the Registrant refinanced the construction loan with a $2,856,278, nonrecourse, nonamortizing 15-year loan bearing interest at 11.75%. The loan was obtained from Bass Mortgage Income Fund I, Limited Partnership, an affiliated partnership in which the Individual General Partner serves as a general partner. The Registrant paid $85,688 in loan points (equal to 3% of the principal) at closing and all closing costs. In November 1995, the Registrant negotiated a prepayment of this mortgage loan. At the date of prepayment, the Registrant was reporting principal and accrued interest payable to the affiliate of $3,130,700. Under the terms of repayment, the Registrant paid Bass Mortgage $2,858,311 as full satisfaction of all amounts due the affiliate. As a result of this payment, the Registrant recorded an extraordinary gain of $272,389 in 1995.

         The Registrant obtained a 7.6% HUD insured mortgage of $3,230,000 for The Chase in November 1995. The loan requires monthly principal and interest payments of $22,009 and matures in December 2030. The Registrant incurred total costs of $77,095 in connection with obtaining the new mortgage loan secured by The Chase.

    On April 19, 1986, the Registrant purchased an existing apartment community completed in 1981 known as Willow Glen (formerly known as Sunset Apartments) from a non-affiliated seller for a price of $3,750,000. The property is a 120 unit (40 one bedroom units, 56 two bedroom units, and 24 three bedroom units) middle class apartment community located in Monroe, North Carolina. It consists of 15 two-story buildings, clubhouse, swimming pool, laundry facility and two tennis courts situated on 12 acres. The property carried a 7 1/2% HUD insured mortgage of approximately $2,695,000 (65% leverage) which was assumed by the Registrant. The balance of the purchase price and costs of acquisition were provided from equity funds. A 10% acquisition fee totaling $375,000, was paid to an affiliate at closing.

    The Registrant does not anticipate the acquisition/development of any additional properties.

    Upon the sale of any property by the Registrant, the proceeds of the sale will be distributed to the partners. Therefore, it is intended that the Registrant will be self-liquidating. The General Partners currently intend to dispose of all properties purchased within nine to twelve years of the purchase.

    Competition among owners of apartment complexes of the type and in the areas that the Registrant owns apartment complexes is generally high. Competition is generally based on price and features offered. Many of the Registrant's competitors have greater assets and more experience than the Registrant and the General Partners.

    One or both of the General Partners serve as a general partner in eight private partnerships which own various income-producing, multi-family residential property. None of the private partnerships sponsored by the General Partners currently contemplates the acquisition of additional properties. The General Partners sponsored three public real estate partnerships, Bass Real Estate Fund-II, Bass Income Plus Fund Limited Partnership, and Bass Real Estate Fund III with similar objectives as the Registrant. Conflicts could develop between the Registrant and other existing or future partnerships which the General Partners may manage. The General Partners intend to devote only such time to the business of the Registrant as in their judgment is reasonably required. The General Partners are engaged in other similar activities which also require their time and attention.

    As of December 31, 1995, the Registrant did not directly employ any persons in a full-time position. Certain employees of the Managing General Partner and affiliates performed services for the Registrant during the year.

 Item 2 - Properties.

         The Chase on Commonwealth

         The Chase on Commonwealth is a 132 unit apartment complex with clubhouse, swimming pool, and laundry facilities on an 8 acre tract of land in Charlotte, North Carolina. The property consisting of 5 apartment buildings and 1 clubhouse building was constructed between August, 1985 and July, 1986 by an affiliate. The total cost of the development was approximately $4,592,707. At December 31, 1995, occupancy was 94%. The types of units and monthly rentals are described below:


   Units                Description                    Size             12/31/93(1)       12/31/94           12/31/95
                                                     (sq. ft.)            Rental           Rental             Rental
    54                  one bedroom                     670             $    375         $   410            $   425
    78                  two bedroom                     879                  475             510                515
   132                                                104,742             57,300          61,920             63,120

(1) During 1993 rents were reduced in order to meet competition in surrounding areas.

         Willow Glen Apartments

         Willow Glen (formerly known as Sunset Apartments) is a 120 unit middle class apartment community located in Monroe, North Carolina. The property was completed in April, 1981 and consists of 15 two-story buildings, clubhouse, swimming pool, laundry facility and two tennis courts situated on 12 acres. It was purchased from a non-affiliated seller for $3,750,000 in April, 1986. At December 31, 1995, 99% of the apartment units were occupied. The types of units and monthly rentals are described below:


  Units             Description          Size (sq. ft.)            12/31/93               12/31/94              12/31/95
                                                                    Rental                 Rental                Rental
    40              one bedroom                680               $    395               $    415              $    410
    56              two bedroom                890                    445                    465                   475
    24            three bedroom              1,125                    500                    525                   550
   120                                     104,040               $ 52,720               $ 55,240              $ 56,200


Item 3 - Legal Proceedings.

    No material legal proceedings were initiated or terminated during the fiscal year covered by this report.

Item 4 - Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of the holders of Units during the fourth quarter of the fiscal year ended December 31, 1995.

Item 5 - Market for Registrant's Units and Related Matters.

    Transfer of the Units is subject to certain restrictions contained in the Registrant's limited partnership agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Units are held of record by 415 holders as of December 31, 1995. Other than the sales indicated below, the Registrant is unaware of any sales of Units after termination of the offering:

                           Units               Price
           Date             Sold             Per Unit
         -------           -----             --------
         4-14-89             10               $437.00
         12-2-88             80               $455.00
         11-22-88            10               $455.00
         2-2-88              10               $485.45

    A summary of cash distributions follows:

                                                                                    Total Amount                    Average Per
           Date                   Period                                           Distributed(1)                      Unit
         2/01/89            1/1/88 through 12/31/88                                   $50,000                         $5.80
         8/04/89            7/1/89 through  7/30/89                                    30,000                          3.48
         2/08/90            7/1/89 through 12/31/89                                    20,000                          2.32
         7/23/90            1/1/90 through  6/30/90                                    25,000                          2.90
         2/06/91            7/1/90 through 12/31/90                                    25,000                          2.90
         1/15/95            1/1/94 through 12/31/94                                    75,000                          8.70
- -----------------

    (1) Includes amounts distributed to General Partners under Registrant's partnership agreement.

    Under the HUD Regulatory Agreement with respect to The Chase and Willow Glen
Apartments, distributions are limited to "surplus cash" as defined and as calculated at the end of a semi-annual fiscal period. At December 31, 1995, surplus cash was $21,687 and $90,891, respectively, and was held in partnership accounts for future use.

Item 6 - Selected Financial Data.


                        Fiscal Year           Fiscal Year            Fiscal Year            Fiscal Year           Fiscal Year
                           Ended                 Ended                  Ended             Ended 12/31/92             Ended
                          12/31/95              12/31/94               12/31/93                                     12/31/91
Revenues                $1,371,530            $1,288,239             $1,181,656            $1,050,595             $1,011,717

Net income
(loss) from
continuing
operations                 68,268              (145,529)              (281,588)              (495,628)            (1,537,329)
per Unit                   (0.00)                (0.00)                 (0.00)                (35.82)              (178.42)

Net income
(loss)
after ex-
traordinary                340,657             (145,529)              (281,588)             (495,628)           (1,537,329)
gain                       (0.00)                (0.00)                 (0.00)                (35.82)              (178.42)
per Unit

Total
Assets                    5,512,447             5,161,250              5,382,682             5,585,769             5,994,639

Construc-
tion and
Mortgage                  5,709,097             5,367,004              5,396,355             5,423,591             5,448,865
Loan
Payable

Cash Dis-
tributions                  8.70                  0.00                   0.00                  0.00                  2.90
per Unit


         The results for the fiscal year ended December 31, 1995 were affected by the cancellation of indebtedness related to the refinance of a mortgage by the Registrant. See discussion in Item 7, under the heading of Liquidity and Capital Resources.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

    The Registrant owns and operates two residential apartment complexes: The Chase on Commonwealth (Chase) located in Charlotte, North Carolina, and Willow Glen (formerly known as Sunset Apartments) located in Monroe, North Carolina. The Chase was constructed by the Registrant and completed in July, 1986, with a total cost at December 31, 1986 of $4,592,707. Willow Glen was an existing complex purchased by the Registrant in April, 1986 with $4,165,033 of assets acquired and $2,706,349 of liabilities assumed. The Registrant was initially capitalized with $43,081 from the General Partners and $4,265,000 from the public offering of Units.


Liquidity and Capital Resources.

         At December 31, 1995, there was a deficit in partners' equity in the amount of $348,415 and liquid assets amounted to $147,417. The increase in cash of $31,608 was due to net refinancing proceeds of $3,152,905 less cash used in operations of $72,169, capital replacements of $70,071, repayment of mortgage principal of $31,629, repayment of mortgage loan payable to affiliate of $2,856,278 and a distribution to partners of $75,000. The Registrant had accrued liabilities of $94,719 which consisted of management fees due to an affiliate of $5,471, trade accounts payable of $13,770, tenant prepaid rent of $3,774, interest payable to bank of $20,457 and property taxes payable of $51,247.

         Net cash used in operations before property additions, payments on mortgage principal, and distribution to partners totaled $72,169 in 1995 compared to net cash provided by operations of $149,693 in 1994 and $134,992 in 1993. Mortgage loans payable at December 31, 1995, consisted of a $2,479,097 mortgage loan outstanding secured by Willow Glen and a $3,230,000 mortgage loan outstanding by The Chase. The mortgage secured by The Chase was obtained in November 1995 in connection with the prepayment of the Registrant's mortgage loan payable to an affiliate. The loans bear interest at 7.5% and 7.6% respectively, and require aggregate monthly payments of principal and interest of $40,247. During 1995 the Registrant made principal payments of $31,629 on the mortgage loan secured by Willow Glen.

         In 1995, there was substantial activity in the construction and planning of new apartment projects in the Charlotte market.

Since August of 1995, approximately 1,500 apartment units were completed and available for rent. At present, approximately 3,000 additional units are under construction. In certain markets, rental concessions have been given to obtain new tenants. The Registrant does not believe that these new units and rental concessions will have a material impact on the Registrant's operations in 1996. The long-range impact will be influenced by factors that affect the number of persons seeking to rent apartments, such as the rate of growth in the Charlotte economy and interest rates and the affordability of home ownership.

         The 1996 operating plan and budget projects cash flow from operations of $101,000 at The Chase and $85,000 at Willow Glen. The budget assumes that the Registrant will achieve occupancy rates equivalent to 96% at The Chase and Willow Glen. Rents will be increased up to 5% over rates charged in 1995 to offset normal increases in operating expenses. Capital replacements of $22,000 and $44,000 are budgeted for The Chase and Willow Glen, respectively. Projected cash flows from the two properties and available cash reserves will be used to fund the replacements. Based upon these estimates, the Registrant believes that the cash flow from operations will be sufficient to meet cash requirements and rebuild cash reserves. Under the HUD Regulatory Agreement with respect to The
Chase and Willow Glen, distributions are limited to "surplus cash" as defined and calculated at the end of a semi-annual fiscal period. During 1995, The Chase and Willow Glen generated "surplus cash" of $112,578 and was held in partnership accounts for future use.

         In November 1995, the Registrant negotiated a prepayment of the mortgage loan secured by The Chase with Bass Mortgage Income Fund I, an affiliate of the Registrant's general partners. At the date of prepayment, the Registrant was reporting principal and accrued interest payable to the affiliate of $3,130,700. Under the terms of repayment, the Registrant paid Bass Mortgage $2,858,311 as full satisfaction of all amounts due the affiliate. As a result of this payment, the Registrant recorded an extraordinary gain of $272,389 in 1995.

         The Registrant obtained a 7.6% HUD insured mortgage of $3,230,000 for The Chase in November 1995. The loan requires monthly principal and interest payments of $22,009 and matures in December 2030. The Registrant incurred total costs of $77,095 in connection with obtaining the new mortgage loan secured by The Chase.

Results of Operations.

         The results from operations for the year 1995 reflect an increase in total revenues of $83,291 due to maintaining a combined average occupancy of 96% and increasing rents an average of 1% to 4%. Rental income was $1,330,469 in 1995 compared to $1,237,404 in

1994, a difference of $93,065. Operating expenses increased $12,953 during 1995. The increase of $9,789 in fees and expenses to affiliates was due to management fees based on total revenues collected and increased payroll costs associated with management personnel. Property taxes and insurance increased $3,142. Utilities increased $3,272 due to resident usage.

         After interest expense of $438,540 and other nonoperating expenses of $47,150, the Registrant realized a net income of $68,268. This net income is compared to net losses of $145,529 and $281,588 in 1994 and 1993, respectively. An extraordinary gain realized in the prepayment of mortgage loans to affiliates increased net income to $340,657. Before recognizing the expense of depreciation and amortization, the 1995 operating plan and budget had forecasted a combined net income of $199,000. This is compared to an actual net income (before depreciation and amortization and the extraordinary gain) of $289,638.

         In November 1995, the Registrant negotiated a prepayment of the mortgage loan payable to its affiliate, Bass Mortgage Income Fund I. Under the terms of the prepayment, the Registrant paid Bass Mortgage $2,858,311 in full satisfaction of all amounts due to the affiliate under the restructured loan agreement. As a result of this prepayment, the Registrant recorded an extraordinary gain of $272,389 in 1995.


Item 8 - Financial Statements and Supplementary Data.

    See Appendix A to this Form 10-K.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 10 - Directors and Executive Officers of the Registrant.

    The Registrant has no directors or executive officers. Information as to the directors and executive officers of the Managing General Partner is as follows:

                                 Information about Directors
     Name                          and Executive Officers

Marion F. Bass                      Director, President, Chief Executive
                                    Officer, and Treasurer of the Managing
                                    General Partner since 1977. He is 56
                                    years old.

Robert J. Brietz                    Executive Vice President of the Managing
                                    General Partner since October, 1988.
                                    Director and Secretary of the Managing
                                    General Partner since March, 1989. Exec-utive Vice President of Marion Bass Sec-urities Corporation since November, 1986.
                                    Senior Vice President with Interstate
                                    Securities Corporation for the period
                                    from 1978 to October, 1986.  He is 52
                                    years old.

    The directors and executive officers of the Managing General Partner were elected to their current positions on March 27, 1989. Each officer and director holds office until his death, resignation, retirement, removal, disqualification, or his successor is elected and qualified.

    All of the executive officers and directors of the Managing General Partner serve in the same capacities with Marion Bass Securities Corporation, Marion Bass Construction Company, Marion Bass Properties, Inc., Bass Capital Management Corporation, and Marion Bass Investment Group, Inc. (collectively, the Marion
Bass Group). Marion F. Bass is the sole shareholder of Marion Bass Investment Group, Inc. which is sole shareholder of the other corporations in the Marion Bass Group.

Item 11 - Executive Compensation.

    During the fiscal year ended December 31, 1995, the Registrant paid no compensation to the executive officers or directors of the Managing General Partner or to either of the General Partners. See Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to the General Partners and certain affiliates of the General Partners after December 31, 1995.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management.

    As of March 15, 1996, no persons known to the Registrant have beneficial ownership of more than 5% of the Units.

    The following individual directors and officers and the directors and officers as a group of the Managing General Partner owned at March 15, 1996, the following number of Units of the Registrant:
                        Number of Units and
                        Nature of Beneficial     Percent of Units
     Name                   Ownership(1)            Outstanding

Marion F. Bass                  4                      (2)

All Directors and               4                      (2)
Officers as a Group
(4 persons)
- ------------------------

(1)All Units are owned directly with sole voting power and sole investment power unless otherwise indicated.
(2)  Less than 1%.

Item 13 - Certain Relationships and Related Transactions.

    Marion Bass Properties, Inc., a North Carolina corporation wholly owned by the Individual General Partner, has been engaged by the Registrant as property manager for both of its properties. Marion Bass Properties, Inc. will be entitled to property management fees in an amount not to exceed the lesser of
(i) those fees prevailing for comparable services where the properties are located or (ii) 5% of the monthly gross revenues from the residential properties. During 1994, 1993, and 1992, the General Partners and their affiliates received fees and expenses as follows:

                                 1995              1994              1993
Management fee of 5% of
gross revenues                 $  67,589        $  63,038          $  58,784

Reimbursed maintenance
salaries                          62,164           63,688             58,907

Reimbursed property manager
salaries                          75,351           71,751             66,280

Other miscellaneous
reimbursements                     9,630            6,468              2,105

Total                          $ 214,734          204,945           $186,076

                             PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

    (a) Financial statements and schedules. The Index to Financial Statements included in Appendix A to this Form 10-K. All other schedules not listed in Appendix A are omitted because they are not applicable, not required or because the requested information is included in the Financial Statements or notes thereto.

    (b)  Exhibits.

         4(a) Copy of Limited Partnership Agree-ment dated as of June 1, 1984, filed as Exhibit 4(a) to Registrant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Securities and Exchange Commission on July 19, 1984, which is incor-porated by reference to such Form S-18.

         4(b) Copy of Certificate of Limited Part-nership dated as of June 1, 1984, filed as Exhibit 4(b) to Regi-strant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Securities and Exchange Commis-sion on July 19, 1984, which is incorporated by reference to such Form S-18.

         4(c) Copy of amendments to Agreement of Limited Partnership dated as of March 14, 1986, filed as Exhibit 4 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1985, filed with the Securities and Exchange Commission, which is incorporated herein by reference to such Form 10-K.

         4(d)              Copy of Amendment to Agreement of
                           Limited Partnership dated as of
                           November 1, 1995.

         10(a) Copy of Property Management Agree-ment, Exhibit 10(a) to Registrant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Sec-urities and Exchange Commission on

                           July 19, 1984, which is incorporated by reference to such Form S-18.

         10(b) Copy of Acquisition Agreement filed as Exhibit 10(b) to Registrant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Secu-rities and Exchange Commission on July 19, 1984, which is incorporated by reference to such Form S-18.

         10(c) Copy of Construction Management Agreement filed as Exhibit 10(c) to Registrant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Securities and Exchange Commission on July 19, 1984, which is incorporated by reference to such Form S-18.

         10(d) Copy of Offering Supervisory Agree-ment, filed as Exhibit 10(d) to Registrant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Securities and Exchange Commission on July 19, 1984, which is incorporated by reference to such Form S-18.

         10(e) Copy of Form of Escrow Agreement, filed as Exhibit 10(e) to Regi-strant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Securities and Exchange Commis-sion on July 19, 1984, which is incorporated by reference to such Form S-18.

         10(f) Copy of Construction Agreement for the Commonwealth Chase Apartments, dated as of July 18, 1985, filed as
                           Exhibit 10(a) to Registrant's Form
                           10-K Annual Report for the fiscal
                           year ended December 31, 1985, filed
                           with the Securities and Exchange
                           Commission, which is incorporated
                           herein by reference to such Form
                           10-K.

         10(g) Copy of Agreement of Purchase and Sale for the Sunset Apartments, dated November 7, 1985, filed as
                           Exhibit 10(b) to the Registrant's
                           Form 10-K Annual Report for the
                           fiscal year ended  December 31,
                           1985, filed with the  Securities and
                           Exchange Commission, which  is in-
                           corporated herein by reference to
                           such Form 10-K.

         10(h) Copy of Property Management Agree-ment for The Chase on Commonwealth Apartments filed as Exhibit 10(c) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, filed with the Securities and Exchange Commission, which is incorporated herein by reference to such Form 10-K.

         10(i) Copy of Property Management Agree-ment for the Sunset Apartments filed as Exhibit 10(d) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, filed with the Securities and Ex-change Commission, which is incor-porated herein by reference to such Form 10-K.

         10(j) Copy of Regulatory Agreement for Multi-Family Housing Projects bet-ween U.S. Department of Housing and Urban Development and Registrant, dated April 11, 1986, filed as Ex-hibit 10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Ex-change Commission, which is incor-porated herein by reference.

         10(k) Copy of Mortgage Loan Documents for loan by Bass Mortgage Income Fund I, Limited Partnership dated as of March 16, 1987, filed as Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(l) Copy of Amended and Restated Agree-ment to Loan Modification, dated as of January 1, 1992, filed as Exhibit 10(l) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1992, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(m) Copy of Amended and Restated Agree-ment to Loan Modification, filed as
                           Exhibit 10(m) to the Registrant's
                           Annual Report on Form 10-K, for the
                           fiscal year ended December 31, 1993,
                           filed with the Securities and Ex-
                           change Commission, which is incorpo-
                           rated herein by reference.

         10(n) Copy of the Correction to Third Amended and Restated Agreement to Loan Modification, filed as Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(o) Copy of Modification of Deed of Trust Note, Deed of Trust, and As-signment of Lessor's Interest in Lease, filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(p) Copy of Interest Deferral Note, filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(q)             Copy of Deed of Trust Note in the
                           original principal amount of
                           $3,230,000 in favor of Reilly Mort-
                           gage Group, Inc., dated November 22,
                           1995.

         10(r)             Copy of Deed of Trust in favor of
                           Reilly Mortgage Group, Inc., dated
                           November 22, 1995.

         10(s) Copy of Regulatory Agreement for Multi-Family Housing Projects be-tween U.S. Department of Housing and Urban Development and Registrant, dated November 22, 1995.

    (c) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 1996.

                             BASS REAL ESTATE FUND - 84

                             By:  MARION BASS REAL ESTATE GROUP,
                                  INC., as Managing General Partner


                             By:  s/ Marion F. Bass
                                  Marion F. Bass, President

                             By:  MARION F. BASS, as Individual
                                  General Partner


                             By:   s/ Marion F. Bass
                                   Marion F. Bass

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                  Title                  Date


s/ Marion F. Bass      Director, President and       March 29, 1996
Marion F. Bass         Treasurer of Marion Bass
                       Real Estate Group, Inc.
                       (Principal Executive
                       Officer)


s/ Robert J. Brietz    Director, Executive Vice      March 29, 1996
Robert J. Brietz       President and Secretary
                       of Marion Bass Real
                       Estate Group, Inc.
                         (Principal Financial and
                         Accounting Officer)

                                                                      APPENDIX A

                          BASS REAL ESTATE FUND-84

                     FINANCIAL STATEMENTS AND SCHEDULES

           FOR THE YEARS ENDED DECEMBER 31, 1995, 1995 and 1993




                                 C O N T E N T S


                                                           Page

FINANCIAL STATEMENTS:
    Report of Independent Public Accountants                 1

    Balance Sheets - December 31, 1995 and 1994              2

    Statements of Operations - For the Years ended
      December 31, 1995, 1994 and 1993                       3

    Statements of Changes in Partners' Equity (Deficit)
      For the Years ended December 31, 1995, 1994
          and 1993                                           4

    Statements of Cash Flows For the Years ended
      December 31, 1995, 1994 and 1993                       5

    Notes to Financial Statements                            6-10

FINANCIAL STATEMENT SCHEDULES:

    Schedule III-Real Estate and Accumulated Depreciation -
      December 31, 1995                                      11

Report of Independent Public Accountants

To the Partners of
Bass Real Estate Fund-84:


We have audited the accompanying balance sheets of Bass Real Estate Fund-84 (a North Carolina limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the managing general partner (see Note 1). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bass Real Estate Fund-84 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Appendix A is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Charlotte, North Carolina,                                   Arthur Andersen LLP
    February 16, 1996.

                            Bass Real Estate Fund-84
                             (a limited partnership)

                  Balance Sheets -- December 31, 1995 and 1994


                                       Assets                                              1995           1994
Rental properties, at cost:
    Land                                                                                $    550,298     $   550,298
    Buildings                                                                              6,389,824       6,377,464
    Furnishings and fixtures                                                                 788,552         788,552
                                                                                        -------------  -------------
                                                                                           7,728,674       7,716,314
    Accumulated depreciation                                                              (2,957,333)     (2,794,236)
                                                                                        -------------  -------------
                                                                                           4,771,341       4,922,078
Cash and cash investments                                                                    147,417         115,809
Restricted escrow deposits and funded reserves                                               439,291         104,697
Deferred costs and other assets, net                                                         154,398          18,666
                 Total assets                                                           ------------   -------------
                                                                                          $5,512,447      $5,161,250
                                                                                        ============   =============
                          Liabilities and Partners' Deficit
Mortgage loans payable:
    Payable to bank                                                                       $5,709,097      $2,510,726
    Payable to affiliate                                                                           0       2,856,278
Notes payable to affiliates                                                                        0         114,929
Accrued liabilities:
    Interest payable to affiliate                                                                  0         215,549
    Other                                                                                     94,719          34,724
Security deposits                                                                             57,046          43,116
                 Total liabilities                                                     -------------   -------------
                                                                                           5,860,862       5,775,322
                                                                                       -------------   -------------
Partners' deficit:
    Limited partners' interest                                                                     0               0
    General partners' deficit                                                               (348,415)       (614,072)
                 Total partners' deficit                                               -------------   -------------
                                                                                            (348,415)       (614,072)
                 Total liabilities and partners' deficit                               -------------   -------------
                                                                                          $5,512,447      $5,161,250
                                                                                       =============   =============

                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            Bass Real Estate Fund-84
                             (a limited partnership)

                            Statements of Operations
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                            1995            1994           1993
                                                                          -------          ------        -------
Revenues:
    Rental income                                                           $1,330,469    $1,237,404      $1,135,210
    Interest income                                                              3,496         2,777           3,449
    Other operating income                                                      37,565        48,058          42,997
                                                                        -------------  --------------  -------------
                                                                             1,371,530     1,288,239       1,181,656
                                                                        -------------  --------------  -------------

Operating expenses:
    Fees and expenses to affiliates                                            214,734       204,945         186,076
    Property taxes and insurance                                                99,241        96,099          86,132
    Utilities                                                                   76,243        72,971          74,561
    Repairs and maintenance                                                    151,154       151,522         150,933
    Depreciation and amortization                                              221,370       341,903         363,736
    Advertising                                                                 36,517        37,922          37,151
    Other                                                                       18,313        19,790          21,931
                                                                        -------------  --------------  -------------
                                                                               817,572       925,152         920,520
Interest expense:
    Payable to bank                                                            208,859       189,510         191,625
    Payable to affiliate                                                       229,681       283,200         335,613
Nonoperating expenses, net                                                      47,150        35,906          15,486
                 Total expenses                                         -------------  --------------  -------------
                                                                             1,303,262     1,433,768       1,463,244
                                                                        -------------  --------------  -------------

Income (loss) before extraordinary item                                         68,268      (145,529)       (281,588)
Extraordinary gain on prepayment of mortgage                                   272,389             0               0
                                                                        -------------  --------------  -------------
Net income (loss)                                                         $    340,657   $  (145,529)     $ (281,588)
                                                                        =============  ==============  =============
Net income (loss) allocated to general partners                           $    266,407   $  (145,529)     $ (281,588)
                                                                        =============  ==============  =============
Net income allocated to limited partners                                  $     74,250   $         0      $        0
                                                                        =============  ==============  =============
Net income per limited partnership unit                                   $       8.70   $         0      $        0
                                                                        =============  ==============  =============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            Bass Real Estate Fund-84
                             (a limited partnership)

                   Statements of Changes in Partners' Deficit
              For the Years Ended December 31, 1995, 1994 and 1993



                                                                           Limited        General
                                                                          Partners       Partners         Total
Partners' deficit, December 31, 1992                                          $0         $(186,955)     $(186,955)
    Net loss                                                                   0          (281,588)      (281,588)
Partners' deficit, December 31, 1993                                    -------      -------------  -------------
                                                                               0          (468,543)      (468,543)
    Net loss                                                                   0          (145,529)      (145,529)
Partners' deficit, December 31, 1994                                    -------      -------------  -------------
                                                                               0          (614,072)      (614,072)
    Net income                                                            74,250           266,407        340,657
    Cash distribution                                                    (74,250)             (750)       (75,000)
Partners' deficit, December 31, 1995                                    -------      -------------  -------------
                                                                              $0         $(348,415)     $(348,415)
                                                                        =======      =============  =============


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            Bass Real Estate Fund-84
                             (a limited partnership)

                            Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993


                                                                             1995           1994           1993
Cash flows from operating activities:
    Net income (loss)                                                      $   340,657      $(145,529)     $(281,588)
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities-
          Depreciation and amortization                                        221,370        341,903        363,736
          Gain on prepayment of mortgage loan
              payable to affiliate                                            (272,389)             0              0
          Gain on disposition of land                                                0              0        (37,952)
          Change in assets and liabilities:
              Increase in escrows and other assets, net                       (326,396)          (129)       (14,941)
              Increase (decrease) in interest payable and other
                 liabilities                                                   (35,411)       (46,552)       105,737
                 Net cash provided by (used in) operating activities     -------------  -------------  ------------

                                                                               (72,169)       149,693        134,992
                                                                        -------------  --------------  -------------

Cash flows from investing activities:
    Additions to rental properties                                             (70,071)       (85,988)       (66,283)


    Proceeds from disposition of land                                                0              0         24,075
                 Net cash used in investing activities                   -------------  -------------  ------------
                                                                               (70,071)       (85,988)       (42,208)
                                                                         -------------  -------------  ------------
Cash flows from financing activities:
    Mortgage principal payments                                                (31,629)       (29,351)       (27,236)
    Mortgage loan proceeds                                                   3,230,000              0              0
    Prepayment of mortgage loan payable to affiliate                        (2,856,278)             0              0
    Deferred financing costs and deposits                                      (93,245)             0              0
    Distribution to partners                                                   (75,000)             0              0
                                                                        -----------------------  -------------  ------------

                 Net cash provided by (used in) financing activities           173,848        (29,351)       (27,236)
                                                                        -------------  --------------  -------------

Net increase in cash and cash investments                                       31,608         34,354         65,548
Cash and cash investments, beginning of year                                   115,809         81,455         15,907
Cash and cash investments, end of year                                   ------------- --------------  -------------
                                                                           $   147,417      $ 115,809     $   81,455
                                                                         ============= ==============  =============

                 The accompanying notes to financial statements
                    are an integral part of these statements.




                            Bass Real Estate Fund-84
                             (a limited partnership)

                          Notes to Financial Statements
                        December 31, 1995, 1994 and 1993


1.  Organization and Related Parties:


Bass Real Estate Fund-84 (the Partnership) was organized to engage in the acquisition, development, operation, holding and disposition of income-producing residential and commercial properties. Limited partnership interests were sold at $500 per investment unit (8,530 units) for a total of $4,265,000.


The General Partners are Marion F. Bass and Marion Bass Real Estate
Group, Inc. (the managing General Partner).  Through Marion Bass
Investment Group, Inc., Marion F. Bass is the sole shareholder of each of the following affiliates of the Partnership:


     -   Marion Bass Mortgage and Investment Corp. (managing General
         Partner of Bass Mortgage Income Fund I (see Note 5)


     - Marion Bass Securities Corporation (securities broker and selling agent for the securities of partnerships sponsored by Marion F. Bass)


     - Marion Bass Real Estate Group, Inc. (general partner of various real estate limited partnerships, including the Partnership)


     -   Marion Bass Construction Company (construction services)


     - Marion Bass Properties, Inc. (real estate brokerage and property management for various real estate limited partnerships, including each of the Partnership's rental properties)


Under the terms of the partnership agreement, net income (loss) and cash distributions from operations are to be allocated 99% to the limited partners and 1% to the General Partners. No allocation of net losses is to be made to the limited partners, however, if such allocation would result in a limited partner deficit. In 1993 and 1994, no allocation of financial statement losses was made to the limited partners. In 1995, net income of the Partnership has been allocated to the limited partners to the extent of cash distributed to limited partners.
In the event of a sale or liquidation of partnership properties, the partnership agreement provides for special allocations of resultant gains or losses.



2.  Summary of Significant Accounting Policies:


Cash Investments


For purposes of the statements of cash flows, the Partnership considers all unrestricted, highly liquid investments purchased with an original maturity of three months or less to be cash investments.



Rental Properties


Rental properties are carried at cost, which includes the initial land price as well as development costs, capitalized interest and property taxes for the complex that was constructed. If a property experiences adverse conditions such that its estimated fair value decreases below its net book value, the related property is written down to its estimated net realizable value.


Depreciation


The cost of rental properties is depreciated using the straight-line method over the following estimated useful lives:


                  Buildings                            24.5 - 30 years
                  Furnishings and fixtures                     8 years

Deferred Costs


Expenses incurred in connection with obtaining permanent financing have been capitalized and are being amortized over the terms of the mortgages (35 to 40 years). Amortization of these deferred costs is included in depreciation and amortization expense on the accompanying statements of operations.


Income Taxes


Under current income tax laws, income or loss of partnerships is included in the income tax returns of the partners. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.


The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examinations occur and result in changes with respect to the partnership qualification or in changes to partnership income or loss, the tax liability of the partners would be changed accordingly.


Adjustments are required to reflect the Partnership's accounts on the basis of accounting utilized for federal income tax reporting purposes.
The significant items giving rise to the adjustments are differing lives and methods of depreciation and costs incurred in connection with raising of capital (syndication costs).



The reconciliations of net loss for the years ended December 31, 1995, 1994 and 1993, respectively, from a financial reporting basis to a tax basis are as follows:


                                                          1995        1994           1993
     Net income (loss) - Financial reporting basis      $340,657    $(145,529)     $(281,588)
     Tax depreciation (greater than) less than book
        depreciation                                    (129,127)         773         17,212
     Other                                                (2,307)      (9,155)         7,405
                                                        ---------   ----------     ----------
     Net income (loss) - Tax basis                      $209,223    $(153,911)     $(256,971)
                                                        =========   ==========     ==========
Per Unit Amounts

Net loss per limited partnership unit was determined based on the average number of units outstanding during each year. The weighted average number of units outstanding for 1995, 1994 and 1993 was 8,530.


Use of Estimates in the Preparation of Financial Statements

The preparation of financial  statements in conformity  with generally
accepted accounting   principles  requires  management  to  make certain
estimates  and assumptions.  These  estimates and  assumptions  affect the reported  amounts of assets and liabilities  and disclosures of contingent  assets and liabilities at the date of the financial statements,  and the reported amounts of revenues and expenses  during the period  reported.  Actual  results  could differ from those estimates.


New Accounting Pronouncement


In March 1995, the Financial Accounting Standards Board issued Statement
No. 121 (the Statement) on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company is required to adopt the Statement in 1996. Based on a preliminary review, the Company does not expect the adoption of the Statement to have a material effect on its financial position.



3.  Rental Properties:


The rental properties consist of two residential apartment complexes:
The Chase on Commonwealth (The Chase) and Willow Glen Apartments (Willow
Glen - formerly Sunset Apartments). Both complexes are managed by Marion Bass Properties, Inc.


The Chase,  constructed by Marion Bass Construction Company for the
Partnership, contains 54 one-bedroom and 78 two-bedroom units. The land upon which the complex is constructed was purchased for the Partnership by Marion F. Bass and was sold to the Partnership at his acquisition cost. Willow Glen, a 120-unit residential apartment complex, was purchased by the Partnership in April 1986.




4.  Mortgage Loans Payable:


Mortgage  loans payable at December 31, 1995,  consist of a $2,479,097 mortgage loan outstanding secured by Willow Glen (maturing in June 2021) and a $3,230,000 mortgage loan outstanding secured by The Chase
(maturing in December 2030). The mortgage secured by The Chase was obtained in November 1995 in connection with the prepayment of the Partnership's mortgage loan payable to an affiliate (see Note 5). The loans bear interest at 7.5% and 7.6%, respectively, and require total monthly payments of principal and interest of $40,247. In addition, the mortgage agreements require the Partnership to fund certain reserves for capital improvement, insurance and property tax expenditures.


Each of the  Partnership's  mortgage loans is insured under the National
Housing Act, as amended. As such, the Partnership's operations are regulated by the Federal Housing Administration (FHA) of the U.S.
Department of Housing and Urban Development.  Under the FHA Regulatory
Agreements entered into under each of the mortgages, the Partnership is required to comply with certain reporting and operating requirements, the most significant of which restricts Partnership distributions to the amount of "surplus cash," as defined. As of December 31, 1995, "surplus cash" available for distributions amounted to $112,578.


Future principal payments due on the mortgage loans outstanding at December 31, 1995, are as follows:

                    1996                            $     50,433
                    1997                                  57,314
                    1998                                  61,788
                    1999                                  66,607
                    2000                                  71,803
                    Thereafter                         5,401,152
                                                    ============

Cash paid for interest on the Partnership's two mortgage loans amounted to $469,726, $460,856 and $439,169, in 1995, 1994 and 1993,
respectively.


The Partnership capitalized certain costs in 1995 totaling $77,095 incurred in connection with obtaining the new mortgage loan secured by The Chase.



5.  Payable to Affiliates:


The  Partnership's  previous  mortgage  loan secured by The Chase was payable to Bass Mortgage Income Fund I, Limited Partnership (the Fund),
an affiliate of the Partnership's general partners.  In November 1995, the Partnership  negotiated a prepayment of this mortgage loan. At the date of prepayment, the Partnership was reporting  total  principal  and
accrued   interest  payable  to  the  Fund  of $3,130,700.  Under the terms of the prepayment,  the  Partnership  paid the Fund $2,858,311 as
full   satisfaction   of  all  amounts  due  the  Fund. As a result of
this prepayment, the Partnership has recorded an extraordinary gain on the extinguishment of this debt of $272,389 in 1995.




In January 1994, certain terms of the mortgage loan payable to the Fund had been modified in a troubled-debt restructuring approved by the Partnership and the Fund. Under the terms of the restructuring, the interest rate was reduced from 11.75% to 7%, with additional interest of up to 2.5% due on a quarterly basis to the extent of net cash flow from operations, as defined. In addition, the Partnership executed a nonrecourse promissory note in the amount of $113,061, representing certain interest deferred under the restructuring agreement. The note accrued interest at 9.5%, with all principal and interest due upon maturity of the mortgage loan. In addition, certain management fees payable to Marion Bass Properties, Inc. totaling $1,868 were also converted to a promissory note subordinated to the mortgage loan.


The January 1994 restructuring was accounted for under the provisions of Statement of Financial Accounting Standards No. 15,
"Accounting by Debtors and Creditors for Troubled Debt Restructurings", which required that the Partnership account for the effects of the restructuring prospectively. Thus, interest expense was computed by applying a constant effective interest rate to the carrying amount of the loan and accrued interest outstanding at the date of restructuring.
This effective rate was the discount rate that equated the present value of all future, noncontingent cash payments with the carrying amount of the restructured liabilities outstanding.



6.  General Partners and Related-party Transactions:


Under the terms of the partnership agreement, the General Partners or their affiliates charged certain fees and expenses during 1995, 1994 and 1993 as follows:


                                               1995      1994       1993
    Management fee of 5% of gross revenues  $   67,589 $  63,038 $  58,784
    Reimbursed maintenance salaries             62,164    63,688    58,907
    Reimbursed property manager salaries        75,351    71,751    66,280
    Other miscellaneous reimbursements           9,630     6,468     2,105
                                             ---------  -------- ---------
                                              $214,734  $204,945  $186,076
                                             =========  ======== =========

As of December 31, 1995 and 1994, fees payable to affiliates totaled
$5,471 and $11,484, respectively, and are included in other accrued liabilities on the accompanying balance sheets. As discussed in Note 5, the terms of certain fees payable to Marion Bass Properties were modified in the troubled-debt restructuring approved in January 1994.


The General Partners and certain of their affiliates also perform,
without cost to  the  Partnership,   day-to-day  investment,  management
and  administrative functions of the Partnership.






                                                                 Appendix A

                            Bass Real Estate Fund-84
                             (a limited partnership)

             Schedule III - Real Estate and Accumulated Depreciation


                                December 31, 1995

                                                                                                       Cost Capitalized
                                                                            Initial Cost to Company       Subsequent to
                                                                                           Buildings       Acquisition
                                                                                              and                   Carrying
                        Description                          Encumbrances    Land       Improvements   Improvements   Costs
The Chase on Commonwealth, residential
    apartment complex, Charlotte,
    North Carolina
                                                               $3,230,000     $353,877     $4,220,355       $35,516   $35,980
Willow Glen (formerly Sunset) Apartments,
    residential apartment complex, Monroe,
    North Carolina
                                                                2,479,097      196,421      3,882,722        53,803         0
                 Total                                     --------------     --------     ----------       -------   -------
                                                               $5,709,097     $550,298     $8,103,077       $89,319   $35,980
                                                           ==============     ========     ==========       =======   =======



                                             Gross Amount at Which Carried at                                          Estimated
                                               End of Period (Notes 1, 3 and 4)                                      Useful Lives
                                                       Buildings                Accumulated                            Buildings
                                                          and                   Depreciation      Date       Date         and
                        Description          Land      Improvements  Total        (Note 2)      Acquired   Completed   Improvements
The Chase on Commonwealth, residential
   apartment complex, Charlotte,
   North Carolina
                                           $353,877    $3,241,851   $3,595,728     $(1,573,462)    4/85       7/86         Note 2
Willow Glen (formerly Sunset) Apartments,
   residential apartment complex, Monroe,
   North Carolina                           196,421     3,936,525    4,132,946      (1,383,871)    4/86          -         Note 2
                 Total                     --------    ----------   ----------     -----------
                                           $550,298    $7,178,376   $7,728,674     $(2,957,333)
                                           ========    ==========   ==========     ===========



Note 1:                                                                              1995               1994            1993
                Real estate activity is summarized as follows-
                        Balance at beginning of period                            $ 7,716,314      $ 7,696,327     $ 7,741,314
                        Improvements                                                   70,071           85,988          66,283
                        Disposals                                                     (57,711)         (66,001)       (125,147)
                        Land adjustment                                                     0                0          13,877
                                                                                  -----------      -----------     -----------
                Balance at end of period                                          $ 7,728,674      $ 7,716,314     $ 7,696,327
                                                                                  ===========      ===========     ===========

         Accumulated depreciation-
                Balance at beginning of period                                    $(2,794,236)     $(2,518,529)    $(2,280,135)
                Depreciation expense                                                 (220,808)        (341,708)       (363,541)
                Disposals                                                              57,711           66,001         125,147
                                                                                  -----------      -----------     -----------
         Balance at end of period                                                 $(2,957,333)     $(2,794,236)    $(2,518,529)
                                                                                  ===========      ===========     ===========

Note 2:
     Depreciation was computed using the following estimated useful lives-


          -   Buildings                                    24.5 - 30 years
          -   Furnishings and fixtures                             8 years

Note 3:
     Building and improvements include costs of furnishings and fixtures.

Note 4:
     Aggregate cost for federal income tax purposes, net of accumulated tax depreciation, is $4,108,718 at December 31, 1995.

                                                                   APPENDIX B

                                   EXHIBIT INDEX


         The following exhibits are listed in accordance with the number assigned to each in the exhibit table of Item 601 Regulation S-K. Exhibit numbers omitted are not applicable.

                                                                     Sequential
    Exhibit No.                       Exhibit                          Page No.

         4(a) Copy of Limited Partnership Agree-ment dated as of June 1, 1984, filed as Exhibit 4(a) to Registrant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Securities and Exchange Commission on July 19, 1984, which is incor-porated by reference to such Form S-18.

         4(b) Copy of Certificate of Limited Part-nership dated as of June 1, 1984, filed as Exhibit 4(b) to Regi-strant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Securities and Exchange Commis-sion on July 19, 1984, which is incorporated by reference to such Form S-18.

         4(c) Copy of amendments to Agreement of Limited Partnership dated as of March 14, 1986, filed as Exhibit 4 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1985, filed with the Securities and Exchange Commission, which is incorporated herein by reference to such Form 10-K.

         4(d)              Copy of Amendment to Agreement of                35
                           Limited Partnership dated as of
                           November 1, 1995.

         10(a) Copy of Property Management Agree-ment, Exhibit 10(a) to Registrant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Sec-urities and Exchange Commission on July 19, 1984, which is incorporated by reference to such Form S-18.

         10(b) Copy of Acquisition Agreement filed as Exhibit 10(b) to Registrant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Secu-rities and Exchange Commission on July 19, 1984, which is incorporated by reference to such Form S-18.

         10(c) Copy of Construction Management Agreement filed as Exhibit 10(c) to Registrant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Securities and Exchange Commission on July 19, 1984, which is incorporated by reference to such Form S-18.

         10(d) Copy of Offering Supervisory Agree-ment, filed as Exhibit 10(d) to Registrant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Securities and Exchange Commission on July 19, 1984, which is incorporated by reference to such Form S-18.

         10(e) Copy of Form of Escrow Agreement, filed as Exhibit 10(e) to Regi-strant's Registration Statement on Form S-18 (No. 2-92295A), filed with the Securities and Exchange Commis-sion on July 19, 1984, which is incorporated by reference to such Form S-18.

         10(f) Copy of Construction Agreement for the Commonwealth Chase Apartments, dated as of July 18, 1985, filed as
                           Exhibit 10(a) to Registrant's Form
                           10-K Annual Report for the fiscal
                           year ended December 31, 1985, filed
                           with the Securities and Exchange
                           Commission, which is incorporated
                           herein by reference to such Form
                           10-K.

         10(g) Copy of Agreement of Purchase and Sale for the Sunset Apartments, dated November 7, 1985, filed as
                           Exhibit 10(b) to the Registrant's
                           Form 10-K Annual Report for the
                           fiscal year ended  December 31,
                           1985, filed with the  Securities and

                           Exchange Commission, which is incorporated herein by reference to such Form 10-K.

         10(h) Copy of Property Management Agree-ment for The Chase on Commonwealth Apartments filed as Exhibit 10(c) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, filed with the Securities and Exchange Commission, which is incorporated herein by reference to such Form 10-K.

         10(i) Copy of Property Management Agree-ment for the Sunset Apartments filed as Exhibit 10(d) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, filed with the Securities and Ex-change Commission, which is incor-porated herein by reference to such Form 10-K.

         10(j) Copy of Regulatory Agreement for Multi-Family Housing Projects bet-ween U.S. Department of Housing and Urban Development and Registrant, dated April 11, 1986, filed as Ex-hibit 10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Ex-change Commission, which is incor-porated herein by reference.

         10(k) Copy of Mortgage Loan Documents for loan by Bass Mortgage Income Fund I, Limited Partnership dated as of March 16, 1987, filed as Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(l) Copy of Amended and Restated Agree-ment to Loan Modification, dated as of January 1, 1992, filed as Exhibit 10(l) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1992, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(m) Copy of Amended and Restated Agree-ment to Loan Modification, filed as
                           Exhibit 10(m) to the Registrant's
                           Annual Report on Form 10-K, for the
                           fiscal year ended December 31, 1993,
                           filed with the Securities and Ex-
                           change Commission, which is incorpo-
                           rated herein by reference.

         10(n) Copy of the Correction to Third Amended and Restated Agreement to Loan Modification, filed as Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(o) Copy of Modification of Deed of Trust Note, Deed of Trust, and As-signment of Lessor's Interest in Lease, filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(p) Copy of Interest Deferral Note, filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         10(q)             Copy of Deed of Trust Note in the             38
                           original principal amount of
                           $3,230,000 in favor of Reilly Mort-
                           gage Group, Inc., dated November 22,
                           1995.

         10(r)             Copy of Deed of Trust in favor of             44
                           Reilly Mortgage Group, Inc., dated
                           November 22, 1995.

         10(s)             Copy of Regulatory Agreement for              56
                           Multi-Family Housing Projects be-
                           tween U.S. Department of Housing and
                           Urban Development and Registrant,
                           dated November 22, 1995.