Form 10-Q
period 1996-03-31
BASS REAL ESTATE FUND 84
filed 1996-05-13
CIK 750303

FORM 10-Q

                                SECURITIES AND EXCHANGE COMMISSION

                                      WASHINGTON, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....................................March 31, 1996

                                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from..............................to..................
Commission file number   0-16792


                                     BASS REAL ESTATE FUND-84
- --------------------------------------------------------------------------------
                      (Exact name of partnership as specified in its charter)


          North Carolina                                         56-1419569
- --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                          4000 Park Road Charlotte, North Carolina 28209
- --------------------------------------------------------------------------------
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

BASS REAL ESTATE FUND-84



                                      INDEX
                                     -------

                                                                                         PAGE
                                                                                        NUMBER

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

              Condensed Balance Sheet
                 as of March 31, 1996
                 (Unaudited)                                                              3

              Condensed Statement of Income
                 Three months ended
                 March 31, 1996 and 1995
                 (Unaudited)                                                              4

              Statement of Partners' Deficit                                              5
                 (Unaudited)

              Condensed Statement of Cash Flows
                 Three months ended March 31, 1996 and 1995
                 (Unaudited)                                                              6

              Notes to Condensed Financial
                 Statements (Unaudited)                                                   7

Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                               9


PART II.  OTHER INFORMATION                                                               10

SIGNATURES                                                                                11



BASS REAL ESTATE FUND-84


- ---------------------------------------------------------------------
                      CONDENSED BALANCE SHEET
- ---------------------------------------------------------------------

                                                                         March 31,         December 31,
                                                                           1996                1995
                                                                     ------------------  -----------------
                               ASSETS                                   (Unaudited)
                              -------

RENTAL PROPERTIES, at cost:
  Land                                                                        $550,298           $550,298
  Buildings                                                                  6,392,399          6,389,824
  Furnishings and fixtures                                                     794,152            788,552
  Accumulated depreciation                                                  (3,015,062)        (2,957,333)
                                                                     ------------------  -----------------
                                                                             4,721,787          4,771,341

CASH AND CASH INVESTMENTS                                                      208,354            147,417
RESTRICTED ESCROW DEPOSITS & FUNDED RESERVES                                   438,725            439,291
DEFERRED COSTS AND OTHER ASSETS, net                                           118,489            154,398
                                                                     ------------------  -----------------
     Total assets                                                           $5,487,355         $5,512,447
                                                                     ==================  =================


                 LIABILITIES AND PARTNERS' DEFICIT
               -------------------------------------

MORTGAGE LOANS PAYABLE                                                      $5,697,323         $5,709,097
SECURITY DEPOSITS                                                               58,404             57,046
ACCRUED LIABILITIES                                                             60,436             94,719
                                                                     ------------------  -----------------
     Total liabilities                                                       5,816,163          5,860,862
                                                                     ------------------  -----------------

PARTNERS' DEFICIT:
  Limited partners' interest                                                         0                  0
  General partners' interest                                                  (328,808)          (348,415)
                                                                     ------------------  -----------------
     Total partners' deficit                                                  (328,808)          (348,415)
                                                                     ------------------  -----------------
     Total liabilities and partners' deficit                                $5,487,355         $5,512,447
                                                                     ==================  =================














                                 The accompanying notes are an integral
                                    part of the financial statements.

BASS REAL ESTATE FUND-84


- -------------------------------------------------------------------------
                      CONDENSED STATEMENT OF INCOME
- -------------------------------------------------------------------------
                               (Unaudited)

                                                                            Three months        Three months
                                                                                ended              ended
                                                                              March 31,          March 31,
                                                                                1996                1995
                                                                           ----------------    ---------------
REVENUE:
  Rental income                                                                   $338,228           $329,723
  Interest income                                                                    1,235                479
  Other operating income                                                             7,664             11,475
                                                                           ----------------    ---------------
                                                                                   347,127            341,677
                                                                           ----------------    ---------------

OPERATING EXPENSES:
  Fees and expenses to affiliates                                                   57,184             59,009
  Property taxes and insurance                                                      24,609             24,842
  Utilities                                                                         18,529             19,010
  Repairs and maintenance                                                           22,286             23,484
  Advertising                                                                       12,811              8,955
  Depreciation and amortization                                                     59,689             72,510
  Other                                                                              5,984              4,370
                                                                           ----------------    ---------------
                                                                                   201,092            212,180

INTEREST EXPENSE                                                                   107,742             99,885
NONOPERATING EXPENSE                                                                18,686             20,289
                                                                           ----------------    ---------------
    Total expenses                                                                 327,520            332,354
                                                                           ----------------    ---------------
NET INCOME                                                                         $19,607             $9,323
                                                                           ================    ===============

NET INCOME ALLOCATED TO GENERAL PARTNERS                                           $19,607             $9,323
                                                                           ================    ===============

NET INCOME ALLOCATED TO LIMITED PARTNERS                                                $0                 $0
                                                                           ================    ===============

NET INCOME PER LIMITED PARTNERSHIP UNIT,  based
  on number of units outstanding (8,530)                                                $0.00              $0.00
                                                                           ================    ===============













                                   The accompanying notes are an integral
                                      part of the financial statements.

BASS REAL ESTATE FUND-84


- ---------------------------------------------------------
             STATEMENT OF PARTNERS' DEFICIT
- ---------------------------------------------------------
                      (Unaudited)


                                                             Limited           General
                                                            Partners          Partners           Total
                                                         ----------------  ----------------  --------------

Balance, January 1, 1996                                              $0         ($348,415)      ($348,415)
Net income                                                             0            19,607          19,607
                                                         ================  ================  ==============
Balance, March 31, 1996                                               $0         ($328,808)      ($328,808)
                                                         ================  ================  ==============





                                                             Limited           General
                                                            Partners          Partners           Total
                                                         ----------------  ----------------  --------------

Balance, January 1, 1995                                              $0         ($614,072)      ($614,072)
Distribution to partners                                         (74,250)             (750)        (75,000)
Reallocation of partners' deficit due to distribution             74,250           (74,250)              0
Net income                                                             0             9,323           9,323
                                                         ----------------  ----------------  --------------
Balance, March 31, 1995                                               $0         ($679,749)      ($679,749)
                                                         ================  ================  ==============
























                                  The accompanying notes are an integral
                                     part of the financial statements.

BASS REAL ESTATE FUND-84


- ---------------------------------------------------------------
              CONDENSED STATEMENT OF CASH FLOWS
- ---------------------------------------------------------------
                         (Unaudited)

                                                                  Three months        Three months
                                                                     ended               ended
                                                                   March 31,           March 31,
                                                                      1996                1995
                                                               -------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $19,607             $9,323
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities-
     Depreciation and amortization                                         59,689             72,510
     Change in assets and liabilities:
       Increase (decrease) in accrued liabilities                         (32,925)            26,355
       (Increase) decrease in escrows and other assets, net                34,515            (30,650)
                                                               -------------------  -----------------

          Net cash provided by operating activities                        80,886             77,538
                                                               -------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                                         (8,175)           (34,812)
                                                               -------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distribution to partners                                                    0            (75,000)
    Payments on mortgage loans payable to bank                            (11,774)            (7,687)
                                                               -------------------  -----------------

          Net cash used in financing activities                           (11,774)           (82,687)
                                                               -------------------  -----------------

NET INCREASE (DECREASE) IN CASH AND
    CASH INVESTMENTS                                                       60,937            (39,961)
CASH AND CASH INVESTMENTS, beginning of year                              147,417            115,809
                                                               -------------------  -----------------
CASH AND CASH INVESTMENTS, March 31                                      $208,354            $75,848
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

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995, and cash flow for the three months ended March 31, 1996 and 1995.

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

4.  MORTGAGE LOANS PAYABLE

     Mortgage loans payable consists of a $2,473,592 mortgage loan outstanding secured by Willow Glen (maturing in June 2021) and a $3,223,731 mortgage loan outstanding secured by The Chase (maturing in December 2030). The mortgage secured by The Chase was obtained in November 1995 in connection with the prepayment of the Partnership's mortgage loan payable to an affiliate. The loans bear interest at 7.5% and 7.6%, respectively, and require total monthly payments of principal and interest of $40,247. In addition, the mortgage agreements require the Partnership to fund certain reserves for capital improvement, insurance and property tax expenditures.

     Each of the Partnership's mortgage loans is insured under the National Housing Act, as amended. As such, the Partnership's operations are regulated by the Federal Housing Administration (FHA) of the U.S.

BASS REAL ESTATE FUND-84

Department of Housing and Urban Development. Under the FHA Regulatory Agreement entered into under each of the mortgages, the Partnership is required to comply with certain reporting and operating requirements, the most significant of which restricts Partnership distributions to the amount of "surplus cash" as defined. As of December 31, 1995, "surplus cash" available for distribution amounted to $112,578.

5.  GENERAL PARTNERS AND RELATED PARTY TRANSACTIONS

     The general partners are Marion F. Bass (The Individual General Partner) and Marion Bass Real Estate Group, Inc., (The Managing General Partner). The rental properties are managed by Marion Bass Properties, Inc., which is wholly owned by Marion F. Bass.

     Under the terms of the partnership agreement, the General Partners or their affiliates charged certain fees and expenses during the three-month period ending March 31, 1996 as follows:

                Management fee of 5% of gross revenues                   $17,731
                Reimbursed maintenance salaries and benefits              12,339
                Reimbursed  property manager salaries and benefits        27,114
                                                                         $57,184

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

BASS REAL ESTATE FUND-84

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At March 31, 1996, partners' equity had a deficit of $328,808 and cash and cash reserves amounted to $208,354. The Partnership had accrued liabilities of $60,436 that consisted of interest payable to bank of $15,460, 1996 property taxes of $21,195, fees due to an affiliate of $6,161, trade accounts payable of $5,350 and tenant prepaid rent of $12,270.

     Net cash provided by operations totaled $80,886 for the three months ended March 31, 1996. This is compared to net cash provided by operating activities of $77,538 for the corresponding period in 1995. The Partnership had a 7.5% amortizing mortgage note in the amount of $2,473,592 and a 7.6% amortizing mortgage note in the amount of $3,223,731 at March 31, 1996. The Partnership made principal payments of $11,774 during the three month period ended March 31, 1996.

     The 1996 operating plan and budget projects a net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) of $101,000 at The Chase and $85,000 at Willow Glen. The budget assumes that the Partnership will achieve occupancy rates equivalent to 96% at The Chase and Willow Glen. For the three months ended March 31, 1996, actual combined averaged economic occupancy was 95% and actual combined net cash flow from partnership activities (exclusive of changes in assets and liabilities and distribution to partners) was $59,347. Rents are being increased 5% over rates charged in 1995 to offset normal increases in operating expenses. Capital expenditures of $22,000 and $44,000 are budgeted for The Chase and Willow Glen, respectively, and include selected replacement of carpeting and appliances at both properties. As of March 31, 1996, actual capital expenditures and replacements have totaled $16,482. Projected cash flows from the two properties and available cash reserves, restricted and unrestricted, have been used to fund the replacements. On the basis of these estimates, the Partnership believes that the cash flow from operations will be sufficient to meet cash requirements and rebuild cash reserves, which at March 31, 1996, totaled $208,354. Under the HUD Regulatory Agreement with respect to the properties, distributions are limited to "surplus cash" as defined and calculated at the end of a semi-annual fiscal period. During 1995 The Chase and Willow Glen generated "surplus cash" of $112,578 and was held in reserve accounts for future use.

 Results of Operations

     The following discussion relates to the Partnership's operation of The Chase and Willow Glen Apartments for the three months ended March 31, 1996 and 1995.

     Results of operations for the three months ended March 31, 1996 reflect a combined average economic occupancy of 95% compared to 96% for the corresponding period in 1995. A first quarter comparison of 1996 and 1995 reflects higher rental income of $8,505 during 1996 due to rents being increased 5% over rates charged in 1995. Other operating income that consists of lease-breaking fees, late fees, laundry income, vending income and pet fees was $3,811 lower in 1996. Overall, total income for the first quarter ended March 31, 1996 was $5,450 higher than the corresponding period in 1995.

     Operating expenses were $201,092 for the three months ended March 31, 1996, compared to $212,180 for the corresponding period in 1995 which reflects a variance of $11,088. Fees and expenses to affiliates that consist of a management fee of 5% of gross revenues and the reimbursement of complex employee salaries and benefits were lower by $1,825. Utilities were lower by $481. Repairs and maintenance was $1,198 lower due to reduced turnkey costs (expenses associated with preparing rental units for occupation). Depreciation and amortization was lower by $12,821.

BASS REAL ESTATE FUND-84

     After combined interest expense of $107,742 and nonoperating expenses (partnership expenses and nonrecurring replacement costs) of $18,686, partnership operations recognized a net income of $19,607 for the three months ended March 31, 1996. This is compared to a net income of $9,323 for the corresponding period in 1995.


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

BASS REAL ESTATE FUND-84

    By:   Marion Bass Real Estate Group, Inc. as Managing General Partner


    By:   Marion F. Bass, President

    Date: May 10, 1996

    By:   Robert J. Brietz, Executive Vice President

    Date: May 10, 1996